Form 10-K
period 1999-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2000-03-31
CIK 1095531

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE TRANSITION PERIOD FROM TO

                   Commission File Number: 333-88157

                            ------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2825338
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

 5605 N. MACARTHUR BLVD., SUITE 360, IRVING,                       75038
                    TEXAS                                       (Zip Code)
  (Address of principal executive offices)

                                 (972) 518-9150
              (Registrant's telephone number, including area code)

                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    None of the registrant's member units were held by nonaffiliates as of March 27, 2000.

    The number of member units outstanding as of March 27, 2000 is 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I

  ITEM 1.        Business....................................................       3

  ITEM 2.        Properties..................................................       8

  ITEM 3.        Legal Proceedings...........................................      10

  ITEM 4.        Submission of Matters to a Vote of Security Holders.........      10

PART II

  ITEM 5.        Market for the Registrant's Common Equity and Related             11
                   Stockholder Matters.......................................

  ITEM 6.        Selected Financial Data.....................................      11

  ITEM 7.        Management's Discussion and Analysis of Financial Condition       13
                   and Results of Operations.................................

  ITEM 8.        Financial Statements and Supplementary Data.................      18

  ITEM 9.        Changes in and Disagreements with Accountants on Accounting       18
                   and Financial Disclosure..................................

PART III

  ITEM 10.       Management Committee and Executive Officers of the                19
                   Registrant................................................

  ITEM 11.       Executive Compensation......................................      25

  ITEM 12.       Security Ownership of Certain Beneficial Owners and               26
                   Management................................................

  ITEM 13.       Certain Relationships and Related Transactions..............      28

PART IV

  ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form      34
                   8-K.......................................................

                                                                                   35
                 Index to Exhibits...........................................

                                     PART I

ITEM 1:  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

    On July 2, 1999, the plastic packaging assets formerly held by Franklin Plastics, Inc., a subsidiary of Suiza Foods Corporation ("Franklin Plastics"), and the former plastic packaging companies, Reid Plastics, Inc. and its subsidiaries ("Reid Plastics") and Plastics Containers, Inc. and its subsidiaries ("Plastic Containers") were contributed and merged into Consolidated Container Company LLC, a Delaware limited liability company (the "Company"), and its subsidiaries. In connection with these and related transactions (collectively, the "Transactions"), the Company and its wholly owned subsidiary, Consolidated Container Capital, Inc., issued their $185.0 million aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2009 (the "Notes") and the Company borrowed debt under its new Senior Credit Facility (as defined below). Throughout this Annual Report on Form 10-K, references to "pro forma" financial results give effect to the Transactions and certain acquisitions by Franklin Plastics as if they had occurred as of the beginning of the period presented.

    The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company ("Consolidated Container Holdings"). Consolidated Container Holdings is 30.4% owned by Reid Plastics Holdings, Inc. and 20.4% owned by Vestar Packaging LLC, each of which are controlled by Vestar Capital Partners III, L.P. and its affiliates, and 48.9% owned by a subsidiary of Suiza Foods Corporation.

(B) NARRATIVE DESCRIPTION OF BUSINESS

    We are a leading domestic developer, manufacturer and marketer of rigid plastic containers for many of the world's largest branded consumer products and beverage companies. In 1999, on a pro forma basis, we sold over 4 billion containers to the dairy, water, other beverage, food, household chemical and personal care, automotive and agricultural and industrial chemical sectors. Our container product line ranges in size from two ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene ("HDPE"), polycarbonate ("PC"), polypropylene ("PP"), polyethylene terephthalate ("PET") and polyvinyl chloride ("PVC").

    We serve our customers with a wide range of manufacturing capabilities and services through a nationwide network of 70 strategically located manufacturing facilities and through a nationally recognized research, development and engineering center. In addition, we have five international manufacturing facilities in Canada, Puerto Rico and Mexico. Twenty-seven of our manufacturing facilities are located on-site at our customers' plants. On-site facilities enable us to work more closely with these customers, to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs and to foster the development of long-term manufacturing and distribution relationships. Our nationally recognized research, development and engineering center creates innovative product designs for our customers and process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

PRINCIPAL PRODUCT CATEGORIES/MARKETS

    We summarize below our seven principal product categories.

    DAIRY. Our principal products in this sector include one gallon and half gallon HDPE bottles, which we sell primarily to dairies for sale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and

"sleeved" milk bottles. On a pro forma basis, our dairy products generated approximately 22.9% of our net sales for the year ended December 31, 1999.

    WATER. Our principal products in this sector include one gallon and ten quart HDPE bottles, which we sell primarily to water producers for sale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. On a pro forma basis, our water products generated approximately 14.1% of our net sales for the year ended December 31, 1999.

    OTHER BEVERAGE.   We manufacture a wide variety of containers for other
beverage products using HDPE and PET, consisting of high value-added technically advanced containers for products such as fruit juices and fruit drinks. We manufacture a wide array of products in this sector, ranging from six to 96 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE containers for fruit juice. On a pro forma basis, our other beverage products generated approximately 15.6% of our net sales for the year ended December 31, 1999.

    FOOD. We manufacture a wide range of food containers using HDPE, PP and PET for a variety of food products, such as ketchup, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable ketchup bottles, high-gloss salsa containers and reformable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula. On a pro forma basis, our food products generated approximately 10.5% of our net sales for the year ended December 31, 1999.

    HOUSEHOLD CHEMICALS & PERSONAL CARE. Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made from HDPE and PVC, are used for shampoos, conditioners and other hair care products. On a pro forma basis, our household chemicals and personal care products generated approximately 14.2% of our net sales for the year ended December 31, 1999.

    AUTOMOTIVE. We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield wash solvent. On a pro forma basis, our automotive products generated approximately 8.9% of our net sales for the year ended December 31, 1999.

    AGRICULTURAL, INDUSTRIAL & OTHER. We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our Conolene(TM) process creates chemical-resistant containers, which are leading products in this sector. Our other products in this category include containers for medical supplies and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. On a pro forma basis, our agricultural, industrial and other products generated approximately 13.8% of our net sales for the year ended December 31, 1999.

CUSTOMERS

    Our customers include many of the major branded consumer products companies and most bottled water companies, national juice producers, large food concerns, regional dairies, and chemical and automotive product manufacturers in the United States. For the period ended July 2, 1999 through December 31, 1999 sales to Procter & Gamble, our largest customer, accounted for approximately 15% of our net sales.

    In many cases, we are the sole supplier of substantially all of our customers' container requirements for specific products or particular container sizes. In addition, we often have more than one contract with a particular customer because we have individual contracts for specific products or container sizes or, in some circumstances, separate contracts with one or more operating divisions of a single customer.

COMPETITION

    We face substantial competition throughout our product lines from a number of well-established businesses operating nationally and from firms operating regionally. Our primary national competitors include American National Can, Crown Cork & Seal, Graham Packaging, Liquid Container, Liqui-Box, Owens-Illinois, Plastipak and Silgan. Several of these competitors are larger and have greater financial and other resources than us. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as those of Perrier Group of America, Kroger and Dean Foods.

    We believe that our long-term success is largely dependent on our ability to continue to attract and maintain new customers, develop product innovations and improve our production technology, offer our customers competitively priced products that meet their design and performance criteria, provide superior service to our customers and reduce our cost structure.

MARKETING

    Substantially all of our sales are made through the direct efforts of our sales personnel. We conduct sales activities from our corporate headquarters in Irving, Texas and from various field sales offices located throughout the geographic territories in which we operate. In addition to our other sales and marketing efforts, we provide our customers with in-house support staff and 24-hour, seven days a week, year round customer service.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering constitute an important part of our business. We undertake these efforts through approximately 70 employees at our research, development and engineering center in Elk Grove, Illinois. We believe that the research, development and engineering center makes us a leader in the innovation and design of new products, product enhancements and manufacturing technologies and processes.

    We spent approximately $8.0 million on research, development and engineering on a pro forma basis in 1999. We believe that continuing product and manufacturing innovations are important to meeting customers' needs and lowering unit costs, thus permitting us to remain competitive in the plastic container market. We expect to spend approximately $8.4 million on research, development and engineering in 2000.

INTELLECTUAL PROPERTY

    We have developed a number of trademarks and patents for use in our business and are continually developing new trademarks and patents. In addition, we also hold licenses for the use of several registered trademarks from third parties. Because our trademarks, brand names and patented packaging designs create goodwill and results in product differentiation, we believe that these assets are important to our business. Although we hold various trademarks and patents, we believe that our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. Although we cannot assure you that our competitors will not discover comparable or the same knowledge and techniques through independent development or by other legal means, we believe that our business, as a whole, is not dependent on these matters.

MANUFACTURING AND DISTRIBUTION

    MANUFACTURING. At December 31, 1999, we operated over 600 blow-molding production lines and six injection molding machines (which are used to produce closures, water cooler parts, crates, overcaps, valves and collars).

    Blow molding is the technique used to convert plastic into bottles and containers by either extrusion or stretch blow molding, depending on the desired container attributes. In the extrusion blow-molding production process, resin pellets are blended with colorants or other necessary additives and fed into an extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds are mounted to capture the parisons as they leave the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. Extrusion blow molding can be used to process many different resin types. By contrast, stretch blow molding is either a one-stage or a two-stage process by which a test-tube shaped pre-form is made by injection molding and then heated, stretched and filled with compressed air to fill the mold and form the bottle. This process provides enhanced physical clarity and gas barrier properties and is generally used for PET bottles but can also be used for PP bottles. This technique can be adapted for either low volume production runs of specialty applications, such as wide-mouthed jars, or high volume runs of commodity applications.

    Thirty of our production lines are set up so that multiple extruders deposit a single parison into a single mold, thus producing a multiple layer bottle. Most of these lines are also capable of applying an in-mold label. We were among the first to develop and use a wheel manufacturing technology. Our wheels operate at high speeds and efficiently manufacture containers with one or more special features, such as multiple layers, in-mold labeling and fluorination. In most cases, we are actively involved with our customers in the design and manufacture of new packaging features, including special wheel molds.

    Twenty-seven of our manufacturing facilities are located on-site at customer plants. On-site plants enable us to work more closely with customers at these plants, to facilitate just-in-time inventory management, to generate significant savings opportunities through process re-engineering, to eliminate costly packing, shipping and handling charges, to reduce working capital and to foster the development of long-term customer relationships. Further, we generally install additional capacity at our on-site facilities that permits us to service additional local customers.

    We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent $46.1 million in 1999 on a pro forma basis on capital expenditures. We estimate that the annual capital expenditure required to maintain our current facilities will be approximately $15.5 million for each year, and additional capital expenditures beyond this amount will be required to expand capacity.

    DISTRIBUTION. At our 43 stand-alone domestic plants, we ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At each of our 27 on-site plants, our operations are usually integrated with the customer's manufacturing operations so that we can make deliveries, as needed, directly to the customer's conveyor lines.

RAW MATERIALS

    Our principal raw materials include HDPE, PC, PP, PET and PVC resins, and we use other materials in our manufacturing operations, such as ethyl vinyl alcohol, resin colorant, corrugated boxes, shipping materials, pallets, labels and inks. Generally, it is our practice to obtain raw materials from several sources in order to ensure an economical, adequate and timely supply, and we are not dependent on any single supplier for any of these materials. Although we believe our access to raw materials is generally reliable, we cannot be assured that we will have an uninterrupted supply of raw materials at competitive prices. While our net sales are affected by fluctuations in resin prices, our gross profit over time is substantially unaffected by these changes because industry practice and our contractual arrangements with certain of our customers generally permit or require us to pass through these changes. We may not, however, always be able to pass through these changes in a timely manner. Based on our experience, we believe that adequate quantities of these materials will be available to supply our customers' needs.

SEASONALITY

    Our shipment volume of containers for bottled water, and our employment of temporary/seasonal workers, is typically higher in the second and third quarters principally due to the seasonal nature of the bottled water industry, in which demand is stronger between May and September. Consequently, we normally build inventory of products for our water products during the first quarter in anticipation of seasonal demand during the second and third quarters. To a lesser extent, our shipment volume of containers for milk and other beverage products follow the same seasonal pattern.

EMPLOYEES

    At December 31, 1999, we employed over 4,500 people. Approximately 1,100 of these employees were hourly workers covered by collective bargaining agreements, which expire between May 31, 2000 and 2002. We have renewed the six collective bargaining agreements that had expirations in 1999. Given the seasonality of the bottled water industry, we expect to continue to employ full time, temporary, and seasonal workers during the peak production months of May through September. Our predecessor companies had not had any material labor disputes in the past five years. We consider our relations with employees to be good.

ENVIRONMENTAL MATTERS

    In the United States and in the other countries in which we operate, we are subject to national, state, provincial and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, some kinds of materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Compliance with these laws and regulations can require significant capital expenditures, and violations may result in substantial fines and penalties. In addition, environmental laws in the United States, such as the Comprehensive Environmental Response, Compensation and Liability Act, impose liability on several grounds for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damages to natural resources, at a wide range of properties. For example, contamination at properties formerly owned or operated by us, as well as at properties we currently own or operate, and properties to which hazardous substances were sent by us, may result in liability for us under these environmental laws and regulations. As a manufacturer, we also have an inherent risk of liability under environmental laws and regulations regarding ongoing operations.

    In addition, a number of governmental authorities in the United States and in other countries have considered or are expected to consider legislation aimed at reducing the amount of disposed plastic wastes. These programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. This legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for some plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact our business. Some consumer products companies (including some of our customers) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic.

    Although compliance with environmental laws and regulations requires ongoing expenditures and remediation activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 1999 and are not expected to be material in 2000. We believe that we are in material compliance with all federal, state and local environmental laws and regulations and are currently not engaged in any remediation activities required by governmental regulatory authorities.

ITEM 2:  PROPERTIES

    We use various owned and leased properties located throughout the United States, Puerto Rico, Mexico and Canada for our manufacturing plants, corporate headquarters, technical center and sales offices. At December 31, 1999, we had 75 manufacturing plants, 15 of which we owned and 60 of which we leased.

    We list in the table below the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order) and some related information at December 31, 1999.

                                                SIZE IN     OWNED OR
LOCATION OF FACILITIES                        SQUARE FEET    LEASED      PRINCIPAL USE     ON-SITE
----------------------                        -----------   --------   -----------------   -------
NORTHEAST
Monroe, Connecticut.........................      1,000     Leased     Sales Office
New Britain, Connecticut....................      5,500     Leased     Manufacturing          X
Windsor, Connecticut........................     58,000     Leased     Manufacturing
Poland Springs, Maine.......................     13,000     Leased     Manufacturing          X
Franklin, Massachusetts.....................     55,000     Leased     Manufacturing
Franklin, Massachusetts.....................     24,300     Leased     Manufacturing          X
Lynn, Massachusetts.........................     12,000     Leased     Manufacturing          X
Marlborough, Massachusetts..................      4,600     Leased     Manufacturing          X
Hampstead, New Hampshire....................     42,000      Owned     Manufacturing
Burlington, New Jersey......................      6,500     Leased     Manufacturing          X
Elizabeth, New Jersey.......................     40,000      Owned     Manufacturing
Hillside, New Jersey........................     34,200     Leased     Manufacturing
Cranbury, New Jersey........................     62,000      Owned     Manufacturing
Batavia, New York...........................     21,700     Leased     Manufacturing
Rensselaer, New York........................      4,500     Leased     Manufacturing          X
Rochester, New York.........................     65,000      Owned     Manufacturing
Allentown, Pennsylvania.....................     80,000     Leased     Manufacturing          X
Berwick, Pennsylvania.......................    197,000      Owned     Manufacturing
Brenigsville, Pennsylvania..................      8,500     Leased     Manufacturing
Lancaster, Pennsylvania.....................     18,100     Leased     Manufacturing          X
Leetsdale, Pennsylvania.....................     42,000     Leased     Manufacturing
New Castle, Pennsylvania....................     92,000      Owned     Manufacturing
Oil City, Pennsylvania......................     96,000      Owned     Manufacturing
Penn Township Kelton, Pennsylvania..........     36,400     Leased     Manufacturing
Verona, Pennsylvania........................     90,200     Leased     Manufacturing
York, Pennsylvania..........................     30,900     Leased     Manufacturing

MID-ATLANTIC
Baltimore, Maryland.........................    151,000      Owned     Manufacturing
Newell, West Virginia.......................     50,000     Leased     Manufacturing          X

                                                SIZE IN     OWNED OR
LOCATION OF FACILITIES                        SQUARE FEET    LEASED      PRINCIPAL USE     ON-SITE
----------------------                        -----------   --------   -----------------   -------
SOUTHEAST
Lakeland, Florida...........................    218,000     Leased     Manufacturing
Miami, Florida..............................      4,800     Leased     Manufacturing
St. Petersburg, Florida.....................      2,500     Leased     Manufacturing          X
Tampa, Florida..............................     22,500     Leased     Manufacturing
Zephyr Hills, Florida.......................      7,400     Leased     Manufacturing          X
Greensboro, North Carolina..................     30,000     Leased     Manufacturing
Mechanicsville, Virginia....................     11,000     Leased     Manufacturing          X
Atlanta, Georgia............................     85,000     Leased     Manufacturing
McDonough, Georgia..........................      4,000     Leased     Manufacturing          X

SOUTH
Demopolis, Alabama..........................      4,000     Leased     Warehouse
Demopolis, Alabama..........................     98,000      Owned     Manufacturing
Fort Smith, Arkansas........................        150     Leased     Sales Office
West Memphis, Arkansas......................     67,000     Leased     Manufacturing
Louisville, Kentucky........................      4,000      Owned     Manufacturing
Kentwood, Louisiana.........................     10,000     Leased     Manufacturing          X
Monroe, Louisiana...........................      3,300     Leased     Manufacturing          X
Conroe, Texas...............................      3,000     Leased     Manufacturing          X
Dallas, Texas (2 facilities)................     31,000     Leased     Manufacturing          X
Irving, Texas...............................     12,000     Leased     Corporate Office
Fort Worth, Texas...........................      8,000     Leased     Manufacturing          X
Houston, Texas..............................     80,000     Leased     Manufacturing
Katy, Texas.................................     10,000     Leased     Manufacturing          X
Sherman, Texas..............................    110,000     Leased     Manufacturing
The Woodlands, Texas........................      1,000     Leased     Sales Office

MID-WEST
Caseyville, Illinois........................     11,700     Leased     Manufacturing
Chicago, Illinois...........................     27,000     Leased     Manufacturing          X
DuPage, Illinois............................    104,000     Leased     Manufacturing
Elk Grove, Illinois.........................    183,000     Leased     Manufacturing
Elk Grove, Illinois.........................     79,000     Leased     RD&E Center
Harvard, Illinois...........................    126,300     Leased     Manufacturing
Hutchinson, Kansas..........................      2,000     Leased     Manufacturing          X
Lenexa, Kansas..............................    173,000     Leased     Manufacturing
Omaha, Nebraska.............................     11,500     Leased     Accounting Center
Springdale (Cincinnati), Ohio...............    130,000     Leased     Manufacturing
Cincinnati, Ohio............................      1,000     Leased     Sales Office
Columbus, Ohio..............................      8,600     Leased     Manufacturing          X

WEST
Phoenix, Arizona............................     59,760     Leased     Manufacturing
Phoenix, Arizona............................     44,000      Owned     Warehouse
Anaheim, California.........................     59,000     Leased     Manufacturing
City of Industry (Railroad), California.....     22,000     Leased     Manufacturing          X
City of Industry (Samuelson), California....    135,100     Leased     Manufacturing
City of Industry (Willow), California.......     56,000     Leased     Manufacturing
Fairfield, California.......................     66,000      Owned     Manufacturing
Ontario, California.........................     40,000     Leased     Manufacturing          X
Riverside, California.......................     17,000     Leased     Manufacturing          X
Santa Ana, California.......................    103,000      Owned     Manufacturing

                                                SIZE IN     OWNED OR
LOCATION OF FACILITIES                        SQUARE FEET    LEASED      PRINCIPAL USE     ON-SITE
----------------------                        -----------   --------   -----------------   -------
Tracy, California...........................    160,000      Owned     Manufacturing
Union City, California......................     15,000     Leased     Manufacturing          X
Westminister, California....................     11,100     Leased     Manufacturing
Tukwila, Washington.........................     50,700     Leased     Manufacturing
Vancouver, Washington.......................     43,800      Owned     Manufacturing
Vancouver, Washington.......................     35,000     Leased     Warehouse

CANADA
Richmond, British Columbia..................     35,203     Leased     Manufacturing
Winnipeg, Manitoba..........................      7,400     Leased     Manufacturing
Mississauga, Ontario........................     34,800     Leased     Manufacturing

MEXICO
Mexico City.................................     24,300     Leased     Manufacturing

PUERTO RICO
Caguas......................................     47,000      Owned     Manufacturing

ITEM 3:  LEGAL PROCEEDINGS

    We are party to various litigation matters arising in the ordinary course of our business. We cannot estimate with certainty the ultimate legal and financial liability with respect to this litigation but believe, based on our examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to our financial position, results of operations or cash flows.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's member units, and as of March 27, 2000, there was one holder of record, Consolidated Container Holdings. For a list of certain holders of the member units of Consolidated Container Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this Annual Report on Form 10-K. The Senior Subordinated Notes and the senior credit facility contain restrictions on the Company's ability to pay dividends on its member units.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company has made no distributions to its sole member, Consolidated Container Holdings, between July 2, 1999 and December 31, 1999. The Indenture (as defined below) under which the Company and Consolidated Container Capital issued their Notes and the Senior Credit Facility (as defined below) contain restrictions on its ability to pay dividends to its Consolidated Container Holdings.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA OF CONSOLIDATED CONTAINER COMPANY LLC, SUCCESSOR TO REID PLASTICS, INC.

    The following table presents selected historical financial data for the period from July 2, 1999 through December 31, 1999 of Consolidated Container Company, successor to Reid Plastics. The following table also presents selected financial data of Reid Plastics for the years ended December 31, 1995 and 1996 and the period from January 1, 1997 to October 14, 1997 preceding the acquisition of Reid Plastics Holdings, the parent of Reid Plastics, by affiliates of Vestar Capital Partners III, L.P., on October 15, 1997. The table also presents selected historical post-acquisition financial data for the period from October 15, 1997 to December 31, 1997, the year ended December 31, 1998 and the period from January 1, 1999 through July 1, 1999.

    The selected historical consolidated financial data have been derived from and should be read in conjunction with the audited consolidated financial statements of Consolidated Container Company, successor to Reid Plastics and the notes to them and "Management's Discussions and Analysis of Financial Condition and Results of Operations of Consolidated Container Company, successor to Reid Plastics, Inc.", included elsewhere in this report.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                                PREDECESSOR                                        SUCCESSOR
                              --------------------------------------------------------------------------------   -------------
                                        PRE-ACQUISITION                          POST-ACQUISITION
                              -----------------------------------   ------------------------------------------
                                                        PERIOD                                        PERIOD
                                                         FROM                                          FROM
                                                      JANUARY 1,     PERIOD FROM                    JANUARY 1,    PERIOD FROM
                                   YEAR ENDED            1997        OCTOBER 15,                       1999      JULY 2, 1999
                                  DECEMBER 31,         THROUGH      1997 THROUGH     YEAR ENDED      THROUGH        THROUGH
                              --------------------   OCTOBER 14,    DECEMBER 31,    DECEMBER 31,     JULY 1,     DECEMBER 31,
                                1995        1996         1997           1997            1998           1999          1999
                              --------    --------   ------------   -------------   -------------   ----------   -------------
INCOME STATEMENT DATA:
Net sales...................   $105.5      $136.6       $164.7         $ 33.2          $175.2         $ 85.4        $388.7
Cost of goods sold..........     89.9       116.3        144.5           31.8           144.7           67.4         315.2
                               ------      ------       ------         ------          ------         ------        ------
Gross profit................     15.6        20.3         20.2            1.4            30.5           18.0          73.5
Selling, general and
  administrative expenses...     10.3        13.3         14.1            3.4            18.1            9.0          37.2
Restructuring charges(a)....       --          --          9.1             --              --             --           8.8
                               ------      ------       ------         ------          ------         ------        ------
Operating income (loss).....      5.3         7.0         (3.0)          (2.0)           12.4            9.0          27.5
Other income (expense)......      0.8         0.6          0.6             --             1.3            0.5           0.2
Interest expense, net(b)....      4.0         4.8          6.3            1.9            10.5            4.5          27.0
                               ------      ------       ------         ------          ------         ------        ------
Income (loss) before income
  taxes.....................      2.1         2.8         (8.7)          (3.9)            3.2            5.0           0.7
Income tax expense
  (benefit).................      1.3         2.2         (1.2)          (0.1)            2.8            2.9            --
Minority interest in
  subsidiaries..............      0.2         0.2          0.3            0.1             0.1           (0.3)         (0.2)
                               ------      ------       ------         ------          ------         ------        ------
Income (loss) before
  extraordinary item........      0.6         0.4         (7.8)          (3.9)            0.3            2.4           0.9
Extraordinary item..........     (0.1)         --           --             --              --           (1.2)           --
                               ------      ------       ------         ------          ------         ------        ------
Net income (loss)...........   $  0.5      $  0.4       $ (7.8)        $ (3.9)         $  0.3         $  1.2        $  0.9
                               ======      ======       ======         ======          ======         ======        ======
OTHER DATA:
Net cash provided by
  operating activities......      7.1        10.8          5.5            1.7            11.4             --          27.4
Net cash used in investing
  activities................    (33.9)      (43.2)        (8.5)          (4.5)          (11.1)          (5.0)        (15.5)
Net cash provided by (used
  in) financing
  activities................     29.0        35.3         (2.9)           6.6             0.7            4.4         (15.8)
Depreciation and
  amortization..............      4.9         7.7         12.6            4.1            16.0            7.2          26.9
Capital expenditures........      5.7         5.9          9.3            4.8            12.7            5.1          24.9
Cash interest expense,
  net(c)....................      3.8         4.5          6.3            1.9            10.5            4.5          25.5
Ratio of earnings to fixed
  charges(d)................      1.5x        1.5x          --             --             1.3x                         1.4x
BALANCE SHEET DATA (AT END
  OF PERIOD):
Cash and cash equivalents...   $  3.7      $  6.7       $  0.7         $  4.4          $  5.4         $  4.9        $  1.1
Working capital.............      5.9        10.8           --           20.6            14.0           24.0          12.4
Total assets................     82.4       165.9           --          235.4           219.9          984.0         990.1
Total debt..................     37.7        98.0           --          123.9           121.5          603.9         587.6
Total stockholders'/member's
  equity....................     19.9        19.8           --           54.5            51.2          256.0         256.8

------------------------------
(a) Restructuring charges were recognized in connection with plans to consolidate certain manufacturing and administrative functions and facilities. The charges consisted of severance and other personnel-related costs, facility closing costs and remaining obligations under noncancellable operating leases.

(b) Represents interest expense, net of interest income.

(c) Cash interest expense excludes amortization of deferred financing fees.

(d) For purposes of determining the ratio of earnings to fixed charges, "earnings" is defined as income (loss) before income taxes and extraordinary item plus fixed charges. "Fixed charges" consist of interest expense on all debt, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense that is attributable to interest. Earnings were insufficient to cover fixed charges for the year ended December 31, 1997 by $12.6 million.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONSOLIDATED CONTAINER COMPANY LLC, SUCCESSOR TO REID PLASTICS, INC.

UNAUDITED PRO FORMA INFORMATION

    In connection with its formation on July 2, 1999, Consolidated Container Company was created as a limited liability company to own, directly or through its subsidiaries, all of the plastic packaging assets of Reid Plastics, a Delaware corporation indirectly controlled by Vestar Capital Partners III, L.P., and substantially all of the U.S. plastic packaging assets of Suiza Foods, which consisted of Franklin Plastics and Plastic Containers. Throughout this Annual Report on Form 10-K, the operations of Franklin Plastics and Plastic Containers are referred to as "Suiza Packaging" for the periods prior to their contribution to the Company and its subsidiaries.

    The presentation of pro forma financial information is included because of the significance of the Transactions. Pro forma adjustments include amortization of goodwill, interest expense and the elimination of income taxes. The unaudited pro forma statements of operations of the years ended December 31, 1998 and 1999 give effect to the Transactions as if they had occurred on January 1, 1998.

    The pro forma financial information does not purport to represent what the results of operations of Consolidated Container Company would actually have been if the Transactions had, in fact, occurred on the date assumed and is not necessarily representative of Consolidated Container Company's results of operations for any future period. The unaudited pro forma information should be read in conjunction with the other financial statements and notes to them included elsewhere in this Annual Report on Form 10-K.

                                                         UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                                1998                     1999
                                                         -------------------      -------------------
                                                                    (DOLLARS IN MILLIONS)
Net sales..............................................  $687.3       100.0%      $737.4       100.0%
Cost of goods sold.....................................   548.1        79.7        596.4        80.9
                                                         ------       -----       ------       -----
Gross profit...........................................  $139.2        20.3       $141.0        19.1
Selling, general and administrative....................    61.4         8.9         48.4         6.6
Amortization expense...................................    14.8         2.2         14.8         2.0
                                                         ------       -----       ------       -----
Operating income.......................................    63.0         9.2         77.8        10.6
Other expense (income).................................    (1.4)       (0.2)        (0.3)       (0.0)
Interest expense, net..................................    51.6         7.5         52.3         7.1
                                                         ------       -----       ------       -----
Income before minority interest........................    12.8         1.9         25.8         3.5
Income tax expense (benefit)...........................      --          --           --         0.0
Minority interest (income) loss in subsidiary..........     0.1          --         (0.4)       (0.1)
                                                         ------       -----       ------       -----
Income before extraordinary item.......................  $ 12.7         1.8%      $ 26.2         3.6%
                                                         ======       =====       ======       =====
Other Data:
Depreciation and amortization..........................  $ 45.7         6.6%        49.9         6.8%

RESULTS OF OPERATIONS (PRO FORMA)

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales increased by 7.3% to $737.4 million for the period from January 1, 1999 through December 31, 1999 from $687.3 million in the comparable period for 1998. The increase was due to higher resin prices during 1999 as well as higher unit volume. Unit volume growth came primarily in the water and dairy businesses.

    GROSS PROFIT. Gross profit increased by 1.3% to $141.0 million for the period from January 1, 1999 through December 31, 1999 from $139.2 million for the comparable period in 1998. The increase was due to higher unit volume offset in part by lower prices on some products due to increased competition.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased by 21.2% to $48.4 million for the period from January 1, 1999 through December 31, 1999 from $61.4 million for the comparable period in 1998. The decrease resulted from overhead reductions in all areas of the Company, as well as a reduction in outside consulting services.

    OPERATING INCOME. Operating income increased by 23.5% to $77.8 million for the period from January 1, 1999 through December 31, 1999 from $63.0 million for the comparable period in 1998. The increase was a result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense, net increased by 1.4% to $52.3 million for the period from January 1, 1999 through December 31, 1999 from $51.6 million for the comparable period in 1998. The increase was the result of higher interest rates during the period.

    NET INCOME. Net Income increased by 106.3% to $26.2 million for the period January 1, 1999 through December 31, 1999 from $12.7 million for the comparable period in 1998. The increase was the result of the factors discussed above.

RESULTS OF OPERATIONS (HISTORICAL)

    PERIOD FROM JULY 2, 1999 THROUGH DECEMBER 31, 1999 COMPARED TO THE PERIOD
     FROM JULY 2, 1998 THROUGH DECEMBER 31, 1998

    NET SALES. Net sales increased by 367.2% to $388.7 million for the period from July 2, 1999 through December 31, 1999 from $83.2 million in the comparable period for 1998. The increase was due to the inclusion of $290.4 million attributable to the contribution of Franklin Plastics and Plastic Containers as part of the Transactions in 1999. Reid Plastics net sales increased $15.1 million due to stronger net sales in the water and dairy businesses and higher resin prices.

    GROSS PROFIT. Gross profit increased by 428.8% to $73.5 million for the period from July 2, 1999 through December 31, 1999 from $13.9 million for the comparable period in 1998. The increase was due to the contribution of Franklin Plastics and Plastic Containers as part of the Transactions in 1999 as well as higher unit volumes.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased by 318.0% to $37.2 million for the period from July 2, 1999 through December 31, 1999 from $8.9 million for the comparable period in 1998. The increase was due primarily to the contribution of Franklin Plastics and Plastic Containers as part of the Transactions.

    OPERATING INCOME. Operating income increased by 450.0% to $27.5 million for the period from July 2, 1999 through December 31, 1999 from $5.0 million for the comparable period in 1998. The increase was a result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense, net increased by 409.4% to $27.0 million for the period from July 2, 1999 through December 31, 1999 from $5.3 million for the comparable period in 1998. The increase was due to the contribution of Franklin Plastics and Plastic Containers as part of the Transactions, together with the higher debt levels following the transactions.

    NET INCOME. Net Income was $0.9 million for the period July 2, 1999 through December 31, 1999, compared to a loss of $0.5 million for the comparable period in 1998. The increase was primarily the result of the factors discussed above.

    PERIOD FROM JANUARY 1, 1999 THROUGH JULY 1, 1999 COMPARED TO THE PERIOD FROM
     JANUARY 1, 1998 THROUGH JULY 1, 1998

    NET SALES. Net sales decreased by 7.1% to $85.4 million for the period from January 1, 1999 through July 1, 1999 from $91.9 million in the comparable period for 1998. The decrease was due to (1) lower HDPE prices, which were passed on to Reid Plastics' customers in the form of lower selling prices, and (2) lower unit volume at plants in Albuquerque, New Mexico, Calgary, Alberta and Riverside, California.

    GROSS PROFIT. Gross profit increased by 9.1% to $18.0 million for the period from January 1, 1999 through July 1, 1999 from $16.5 million for the comparable period in 1998. The increase was due to plant rationalizations and operating efficiency improvements.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased by 2.2% to $9.0 million for the period from January 1, 1999 through July 1, 1999 from $9.2 million for the comparable period in 1998. The decrease was due to the renegotiation of a non-compete agreement with a senior manager of Reid Plastics and the amortization of payments under that agreement.

    OPERATING INCOME. Operating income increased by 23.3% to $9.0 million for the period from January 1, 1999 through July 1, 1999 from $7.3 million for the comparable period in 1998. The increase was a result of the factors discussed above.

    OTHER INCOME. Other income decreased by 16.7% to $0.5 million for the period from January 1, 1999 through July 1, 1999 from $0.6 million for the comparable period in 1998. The decrease was due to a decrease in the profitability of Reid Plastics' joint ventures in Colombia and the Dominican Republic.

    INTEREST EXPENSE, NET. Interest expense, net decreased by 13.5% to $4.5 million for the period from January 1, 1999 through July 1, 1999 from $5.2 million for the comparable period in 1998. The decrease was due to lower interest rates and lower borrowings under Reid Plastics' credit agreement.

    EXTRAORDINARY ITEM. In connection with the repayment of its bank loans, Reid Plastics wrote-off unamortized debt issuance costs of $2.0 million. This loss was reduced by $0.8 million representing the tax benefit associated with this write-off.

    NET INCOME. Net Income increased by 33.3% to $1.2 million for the period January 1, 1999 through July 1, 1999 from $0.9 million for the comparable period in 1998. The decrease was primarily the result of the factors discussed above.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES. Net sales decreased by 11.5% to $175.2 million in 1998 from $197.9 million in 1997. The decrease was partially due to a reduction in the price of HDPE resin in 1998, which was passed on over time to customers in the form of lower selling prices, lower unit volume in connection with the closure of plants in Calgary, Alberta and Riverside, California and a reduction in business at the Albuquerque, New Mexico facility.

    GROSS PROFIT. Gross profit increased by 41.2% to $30.5 million in 1998 from $21.6 million in 1997. The increase was primarily attributable to improved management of operating expenses following the acquisition of a controlling interest in Reid Plastics Holdings by an affiliate of Vestar Capital
Partners III, L.P., including a reduction of $2.5 million in labor and overhead expenses associated with the consolidation of several manufacturing facilities. In particular, Reid Plastics consolidated its Monrovia, California facility into its Samuelson, California facility, closed its Calgary, Alberta facility (moving its equipment into the City of Industry (Willow), California facility), closed its Sacramento, California facility (moving its business into its Tracy, California facility) and reduced activity at its Albuquerque, New Mexico and Riverside, California facilities. In connection with the 1997 acquisition of a controlling interest in Reid Plastics Holdings by an affiliate of Vestar Capital Partners III, L.P., Reid Plastics established a reserve to account for some leases and plants which it expected to eliminate, close or consolidate with others, which had the effect of reducing cost of sales by $1.1 million. The lease and other expenses associated with these facilities had been expensed in the prior period.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased by 3.4% to $18.1 million in 1998 from $17.5 million in 1997. The increase resulted primarily from increased costs of hiring additional management, the relocation of corporate offices to Diamond Bar, California and the cost of hiring outside consulting services in 1998.

    RESTRUCTURING CHARGE. In October 1997, Reid Plastics recorded $9.1 million of restructuring charges related to the consolidation and closure of some warehousing, manufacturing and administrative facilities.

    OPERATING INCOME (LOSS). Operating income (loss) increased to $12.4 million in 1998 from ($5.0) million in 1997. The increase was the result of the factors discussed above.

    OTHER INCOME. Other income increased by 116.7% to $1.3 million in 1998 from $0.6 million in 1997. The increase was primarily attributable to an increase in profitability of Reid Plastics' joint ventures in Colombia and the Dominican Republic.

    INTEREST EXPENSE, NET. Interest expense, net increased by 28.0% to $10.5 million in 1998 from $8.2 million in 1997. The increase was due to higher average outstanding borrowings.

    NET INCOME (LOSS). In 1998, Reid Plastics recorded net income of $0.3 million compared to a net loss of ($11.7) million in 1997. The increase was primarily the result of the factors discussed above.

SEASONALITY

    Due to the large portion of our business that is derived from the sale of water, dairy and other beverage products, our financial results are typically stronger in the second and third quarters of the year during the spring and summer months when there is higher consumption of the end products related to these sectors.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal uses of cash are for capital expenditures, working capital, debt service and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under the Senior Credit Facilities.

    We made pro forma capital expenditures of approximately $46.1 million in 1999. We estimate that our capital expenditures will be approximately $38.1 million, of which approximately $15.5 million will be for ongoing maintenance, in 2000.

    As a limited liability company, we are not liable for U.S. federal income taxes under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Similarly, as a limited liability company, our parent, Consolidated Container Holdings, is not liable for U.S. federal income taxes under the Internal Revenue Code. The applicable income or loss will be included in the tax returns of the members of Consolidated Container Holdings. We are required to make tax distributions to Consolidated Container Holdings to enable it to reimburse its members for their tax obligations. No distributions were made during the period from July 2, 1999 through December 31, 1999.

    In connection with the Transactions, entered into the Credit Agreement (the "Senior Credit Facility") dated as of July 1, 1999 among Consolidated Container Holdings, the Company, Bankers Trust Company, as Administrative Agent, Morgan Guaranty Trust Company of New York, as documentation agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent, and the other Banks a party thereto and certain related security agreements, borrowed under the

Senior Credit Facility and issued $185.0 million aggregate principal amount of Notes under an Indenture (the "Indenture") dated as of July 1, 1999 among the Company, Consolidated Container Capital, Inc., as co-issuer of the Notes, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee. At December 31, 1999, we had total debt of $587.6 million. and member's equity of $256.8 million. Subject to restrictions in the Senior Credit Facility and the Indenture, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

    The Senior Credit Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, an uncommitted tranche C term loan totaling $100.0 million, which will only be available to the Company under some circumstances, and a committed $90.0 million revolving credit facility. At December 31, 1999, we had $72.5 million available for borrowings under the revolving credit facility, subject to customary borrowing conditions. The revolving credit facility will expire on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $11.25 million in 2000, $18.75 million in 2001, $26.25 million in 2002, $33.75 million in 2003, $37.5 million in 2004 and $18.75 million in 2005.
The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999 and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the senior credit facility.

    Borrowings under the Senior Credit Facility bear interest, at our option, at either:

    - a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank, plus a margin; or

    - a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank in the interbank eurodollar market, plus the applicable interest margin.

    The margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Consolidated Container Holdings and its subsidiaries on a consolidated basis. Currently, we are paying the following margins on amounts that we have borrowed:

    - 0.75% for base rate loans and 1.75% for eurodollar rate loans for tranche A term loans and revolving credit loans;

    - 1.25% for base rate loans and 2.25% for eurodollar rate loans for tranche B term loans; and

    - a rate to be determined for tranche C terms loans, based on the agreement between Consolidated Container Company and the lender or lenders providing that loan.

    In addition, Consolidated Container Company:

    - pays a commitment fee on the unused commitments under the revolving credit facility, ranging from 0.25% to 0.50% on an annual basis depending on the same schedule of leverage ratios, payable quarterly in arrears;

    - pays an annual administration fee to Deutsche Bank, as administrative agent; and

    - paid, on the closing date of the senior credit facility, a commitment fee equal to 3/8 of 1%, each year of the total committed amount of the Senior Credit Facility from April 29, 1999 to and including that closing date.

Effective October 4, 1999, the Company entered into an interest rate cap agreement. The interest rate cap was for a notional amount of $75 million and effectively caps the eurodollar rate at 7%. The agreement terminates on October 9, 2001.

    The Senior Credit Facility and the Indenture contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens;

to make certain investments; to enter into certain sale and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the maximum level of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. In addition, the Senior Credit Facility and the Indenture restrict the Company's ability to pay dividends.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. We have not completed our evaluation of the impact that the adoption of SFAS No. 133 will have on our financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest.Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A 10% increase in interest rates at December 31, 1999 would increase interest expense by approximately $2.0 million.

Effective October 4, 1999, the Company entered into an interest rate cap agreement. The interest rate cap was for a notional amount of $75 million and effectively caps the eurodollar rate at 7%. The agreement terminates on October 9, 2001.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are listed on the index at
Item 14 and included herein beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the period from the formation of the Company, on July 2, 1999 through December 31, 1999.

                                    PART III

ITEM 10:  MEMBERS OF THE MANAGEMENT COMMITTEE AND EXECUTIVE OFFICERS

    Consolidated Container Company is managed by its sole member, Consolidated Container Holdings. Consolidated Container Holdings is managed by a management committee consisting of nine members. Two of the members were appointed by Vestar Packaging LLC, and two of the members were appointed by Reid Plastics Holdings. Vestar Packaging LLC and Reid Plastics Holdings mutually appointed a fifth member, one of the members was appointed by Franklin Plastics, one member is Peter M. Bernon, one member is the chief executive officer of Consolidated Container Holdings, who currently is William L. Estes, and one member is B. Joseph Rokus. In addition, Franklin Plastics has the right to designate one additional member of the management committee under the limited liability company agreement of Consolidated Container Holdings.

    The executive officers and members of the management committee of Consolidated Container Holdings and their ages and positions are as follows:

NAME                                AGE                                POSITION
----                              --------       -----------------------------------------------------
Ronald V. Davis............          53          Chairman of the Management Committee
Peter M. Bernon............          48          Executive Vice President and Vice Chairman of the
                                                   Management Committee
B. Joseph Rokus............          46          Vice Chairman of the Management Committee
William L. Estes...........          53          President and Chief Executive Officer and a Member of
                                                 the Management Committee
Ronald E. Justice..........          55          Executive Vice President of Operations
Henry Carter...............          50          Executive Vice President of Sales and Marketing
Timothy W. Brasher.........          41          Senior Vice President, Chief Financial Officer and
                                                   Secretary
David M. Stulman...........          53          Vice President of Human Resources
William G. Bell............          52          Member of the Management Committee
James P. Kelley............          45          Member of the Management Committee
Leonard Lieberman..........          71          Member of the Management Committee
Richard L. Robinson........          70          Member of the Management Committee
John R. Woodard............          36          Member of the Management Committee

    RONALD V. DAVIS has served as Chairman of the management committee since the closing of the transactions. Prior to the transactions and since December 1998, Mr. Davis served as President and Chief Executive Officer of Reid Plastics Holdings. Currently, Mr. Davis is Chairman of Davis Capital LLC, a private equity investment company, which he founded in 1994. Mr. Davis founded The Perrier Group of America and, between 1979 and 1992, he served as its President and Chief Executive Officer. From 1992 to 1994, he served as Chairman of the Board of Directors for Perrier Group of America, Inc. He currently serves on the Boards of Directors of Celestial Seasonings and FMAC. Mr. Davis received a B.A. from California State University and an M.B.A. from the University of Southern California.

    PETER M. BERNON has served as Executive Vice President and a Vice Chairman of the management committee since the closing of the transactions. Prior to the transactions and since 1997, Mr. Bernon served as Vice Chairman of Suiza Packaging. Mr. Bernon is the founder of Franklin Plastics and has been its President since 1997. From 1986 to 1997, Mr. Bernon served as Chairman of Garelick Farms. Mr. Bernon received a B.A. from Babson College.

    B. JOSEPH ROKUS has served as a Vice Chairman of the management committee since the closing of the transactions. Prior to the transactions and since December 1998, Mr. Rokus served as Chairman of the Boards of Directors of Reid Plastics Holdings and Reid Plastics. Between 1993 and December 1998, Mr. Rokus served as President and Chief Executive Officer of Reid Plastics Holdings and Reid Plastics. He serves on the Boards of Trustees of the International Bottled Water Association and Pepperdine University. Mr. Rokus received a B.S. from Pepperdine University and an M.B.A. from the University of Southern California.

    WILLIAM L. ESTES has served as President and Chief Executive Officer of Consolidated Container Holdings and as a member of the management committee since the closing of the transactions. Prior to the transactions and since 1998, Mr. Estes served as President and Chief Executive Officer of Suiza Packaging. Between November 1996 and February 1998, Mr. Estes served as President and Chief Operating Officer of McKesson Corporation's McKesson-Carrollton operations. Between January 1994 and November 1996, Mr. Estes served in various capacities with Foxmeyer Health Corporation, most recently as President and Chief Operating Officer. Between October 1991 and December 1993, Mr. Estes served as Vice President and Chief Operating Officer of The Body Shop, Inc. Between 1983 and 1991, Mr. Estes served in various capacities with Pepsico, Inc., primarily with its Frito-Lay, Inc. subsidiary. Mr. Estes is also a director of Kevco Inc.
Mr. Estes received a B.A. in mechanical engineering from the University of Illinois and an M.B.A. from the Wharton School of Business.

    RONALD E. JUSTICE has served as Executive Vice President of Operations of Consolidated Container Holdings since the closing of the transactions. Prior to the transactions and since 1998, Mr. Justice served as Executive Vice President of Suiza Packaging. Between July 1995 and September 1998, Mr. Justice served as Senior Vice President of Operations of The Scotts Company. Between 1992 and 1995, Mr. Justice served as Corporate Vice President of Operations of Continental Baking. Prior to joining Continental Baking, Mr. Justice served in various operations positions with Frito-Lay, Inc. and Procter & Gamble.
Mr. Justice is also a director of Premium Standard Farms, a division of Continental Grain. Mr. Justice received a B.S. from the University of Oklahoma and a M.S. from the University of Texas at Dallas. The Company expects that Mr. Justice will retire on April 21, 2000. The Company expects to appoint a successor, however no successor has been appointed as of the date of the filing of this Annual Report on Form 10-K.

    HENRY CARTER has served as Executive Vice President of Sales and Marketing of Consolidated Container Holdings since the closing of the transactions. Prior to the transactions and since 1998, Mr. Carter served as Executive Vice President of Suiza Packaging. Mr. Carter served as President of Lawson Mardon Wheaton Inc. between 1997 and 1998, Executive Vice President of Dorsey Trailers Company between 1996 and 1997 and President and various other positions of Constar International between 1977 and 1996. Mr. Carter received a B.S. from the University of Illinois.

    TIMOTHY W. BRASHER has served as Senior Vice President, Chief Financial Officer and Secretary of Consolidated Container Holdings since the closing of the transactions. Prior to the transactions and since February 1999, Mr. Brasher served as Chief Financial Officer of Suiza Packaging. From
February 1998 to February 1999, Mr. Brasher served as Chief Financial Officer and Chief Operating Officer of Virtual Village Holdings, Inc. Between 1993 and 1998, Mr. Brasher served as Vice President and Chief Financial Officer of Buena Vista Home Entertainment, a division of The Walt Disney Company. Prior to 1993, Mr. Brasher served as Executive Vice President and Chief Financial Officer of Hinderliter Industries, Inc. Mr. Brasher received a B.B.A. from the University of North Texas.

    DAVID M. STULMAN has served as Vice President of Human Resources of Consolidated Container Holdings since the closing of the transactions. Prior to the transactions and since 1996, Mr. Stulman served as Vice President-Human Resources of Continental Plastic Containers and Continental Caribbean Containers. Between 1973 and 1987, he worked for Continental Can in various human resources positions. Between 1988 and June 1993, Mr. Stulman served as Corporate Director of Human Resources of Amphenol Corporation. Between
June 1993 and November 1995, he served as Vice President-Human Resources of Pirelli Armstrong Tire Corporation. Mr. Stulman received a B.S. from Towson State University.

    WILLIAM G. BELL has served as a member of the management committee since the closing of the transactions. Mr. Bell has been the owner and President of Aqua Filter Fresh, Inc. since 1980, President of Bell Sales, Inc. since 1980 and the Executive Vice President of Tyler Mountain Water Co. Inc. since 1985. Mr. Bell is a director of Reid Plastics Holdings, Aqua Filter Fresh, Alpine Spring Water, Inc., Wissahickon Spring Water Company and Bell Sales, Inc. Mr. Bell currently serves as Vice Chairman of the International Bottled Water Association, an organization he has been affiliated with since 1989.

    JAMES P. KELLEY has served as a member of the management committee since the closing of the transactions. Mr. Kelley is a Managing Director of Vestar Capital Partners (an affiliate of Vestar Capital Partners III, L.P.) and was a founding partner of Vestar Capital Partners at its inception in 1988. Mr. Kelley is a director of Reid Plastics Holdings, Wabtec Corporation, St. John Knits, International and Celestial Seasonings, companies in which Vestar Capital Partners III, L.P., or an affiliate has or had a significant equity interest. Mr. Kelley received a B.S. from the University of Northern Colorado, a J.D. from the University of Notre Dame and an M.B.A. from Yale University.

    LEONARD LIEBERMAN has served as a member of the management committee since the closing of the transactions. Mr. Lieberman was the Chief Executive Officer of Supermarkets General Corporation between 1983 and 1987 and of Outlet Communications Inc. in 1991. Since before 1995, Mr. Lieberman has served as a consultant to Vestar Capital Partners III, L.P., and its affiliates. Currently, Mr. Lieberman is a director of Reid Plastics Holdings, Advanced Organics, Celestial Seasonings, Russell-Stanley Holdings, Celestial Seasonings, Sonic Corp. and Nice Pak Products, Inc. Vestar Capital Partners III, L.P., or an affiliate has or had a significant equity interest in Reid Plastics Holdings, Advanced Organics, Celestial Seasonings and Russell-Stanley Holdings.
Mr. Lieberman received a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard Business School.

    RICHARD L. ROBINSON has served as a member of the management committee since January 2000. Mr. Robinson has been Co-Chairman of Robinson Dairy, Inc., a wholly owned subsidiary of Suiza Foods Corporation, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of Robinson Dairy, Inc. Currently, Mr. Robinson is a director of Master Dairies, Inc., Asset Investors, Inc., Columbia/HealthOne, and Horizon Organic Dairy. Mr. Robinson received a B.S. from Colorado State University.

    JOHN R. WOODARD has served as a member of the management committee since the closing of the transactions. Mr. Woodard is a Managing Director of Vestar Capital Partners and joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director of The Blackstone Group. From 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is also a director of Reid Plastics Holdings, a company in which Vestar Capital Partners III, L.P., has a significant equity interest.
Mr. Woodard received a B.A. from Williams College.

    Except as described in this section, there are no arrangements or understandings between any member of the management committee or executive officer and any other person under which that person was elected or appointed to his position.

MANAGEMENT COMMITTEE COMPENSATION

    All members of the management committee are reimbursed for their usual and customary expenses incurred in attending all management committee and committee meetings. Members of the management committee who are also employees of Consolidated Container Holdings, Vestar Capital Partners or Suiza Foods do not receive remuneration for serving as members of the management committee. Each other member of the management committee will receive customary compensation of $2,500 for each meeting of the management committee attended in person, and $3,750 for each calendar quarter of service as a member of the management committee.

    Following the closing of the transactions, the management committee established a compensation committee, comprised of Messrs. Davis, as chairman, Bell, Kelley and the additional member of the management committee that Franklin Plastics will designate in the future. In addition, the management committee established an audit committee, comprised of Messrs. Lieberman, as chairman, Bernon, Rokus and Woodard.

OPTION PLAN

    Following the closing of the transactions, Consolidated Container Holdings adopted a 1999 Unit Option Plan to provide some of its senior managers and other key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Consolidated Container Holdings. Under the option plan, Consolidated Container Holdings granted options to some of these senior managers that represent the right to acquire, in total, 558,953 member units of Consolidated Container Holdings. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Consolidated Container Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. In addition to the options to purchase member units in Consolidated Container Holdings that were granted to some of our senior managers under the option plan, these senior managers also hold options to purchase, in total, 344,166 member units of Consolidated Container Holdings that were exchanged for their Franklin Plastics options. The compensation committee will administer the option plan.

LONG-TERM INCENTIVE PLAN

    Following the closing of the transactions, the management committee of Consolidated Container Holdings adopted a bonus plan for some of its officers, other key employees and outside consultants. If a liquidity event, as defined in the bonus plan, were to occur, then the management committee of Consolidated Container Holdings will establish a bonus pool of cash equal to a formula based on the appreciation in value of the member units of Consolidated Container Holdings. As defined in the bonus plan, a liquidity event includes:

    - the sale of substantially all of the member units of Consolidated Container Holdings held by Vestar Packaging and its affiliates;

    - the sale of substantially all of the assets of Consolidated Container Holdings; or

    - an initial public offering of 50% or more of the member units of Consolidated Container Holdings.

Those awarded grants under the bonus plan will share the bonus pool. Consolidated Container Holdings will make bonus payments, however, only if
(1) a liquidity event occurs and (2) specified rates of return are realized by Vestar Packaging LLC and its affiliates on their investment in Consolidated Container Holdings. The management committee or the compensation committee of Consolidated Container Holdings will administer the bonus plan. To date, Consolidated Container Holdings has not made any awards under the bonus plan.

EMPLOYMENT AGREEMENTS

    As of July 5, 1999, Consolidated Container Company entered into an employment agreement with Peter M. Bernon. The employment agreement provides that Mr. Bernon will be employed as an Executive Vice President of Consolidated Container Company at an annual base salary of $325,000 for a term of two years, subject to his earlier termination with or without "cause", which includes willful misconduct, refusal to perform his duties and his conviction of a felony, or his resignation with or without "good reason," which includes a reduction in his salary, annual bonus opportunity or other benefits, a relocation of his principal place of employment and his removal from his position with

Consolidated Container Company. Mr. Bernon is entitled to a bonus of up to 80% of his base salary at the discretion of the management committee of Consolidated Container Holdings and to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company. In the event that Consolidated Container Company terminates Mr. Bernon without cause or he resigns for "good reason" before the employment agreement expires, Mr. Bernon will be entitled to receive:

    - any payments and benefits provided under any loans or programs in which he participated before the termination;

    - the salary and bonus he would otherwise have received through the end of his term of employment;

    - a cash lump sum payment for unused vacation and unpaid other compensation; and

    - continued employee medical and life insurance plans for the remainder of the term of the employment agreement.

    In the event of his death or permanent disability, Mr. Bernon will be entitled to a reduced compensation package. In addition, Mr. Bernon has agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates.

    As of July 2, 1999, Consolidated Container Company entered into an employment agreement with William L. Estes. The employment agreement provides that Mr. Estes will be employed as the Chief Executive Officer of Consolidated Container Company at an annual base salary of $400,000 for a term of five years, subject to his earlier termination with or without "cause", which includes willful misconduct and his conviction of a felony, or his resignation with or without "good reason," which includes a reduction in his salary or other benefits and his removal from his position with Consolidated Container Company. Mr. Estes is entitled to a bonus of up to 100% of his base salary at the discretion of the management committee of Consolidated Container Holdings, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, an additional payment to offset negative tax effects on his benefits. In the event that Consolidated Container Company terminates Mr. Estes without cause or he resigns for good reason before the employment agreement expires, Mr. Estes will be entitled to receive:

    - any payments and benefits provided under any plans or programs in which he participated before the termination;

    - the salary and bonus he would otherwise have received;

    - a cash lump sum payment for unused vacation and unpaid other compensation; and

    - continued employee medical and life insurance plans for the remainder of the term of the employment agreement.

    In the event of his death or permanent disability, Mr. Estes will be entitled to a reduced compensation package. In addition, Mr. Estes agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates and not to be engaged in, in any capacity, in any business that competes with Consolidated Container Company or solicit any person who was employed by Consolidated Container Company and its affiliates during the twelve months preceding that solicitation for a period of eighteen months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Estes will receive payments during the eighteen month period equal to one and one-half times the executive's base salary and an annual target bonus.

    As of July 5, 1999, Consolidated Container Company entered into an employment agreement with Ronald E. Justice. The employment agreement provides that Mr. Justice will be employed as an Executive Vice President of Consolidated Container Company at an annual base salary of $230,000 for a term of two years, subject to his earlier termination with or without "cause", which includes willful misconduct, failure to perform his duties and his conviction of a felony, or his resignation with or without "good reason," which includes a reduction in his salary, annual bonus opportunity or other benefits, a relocation of his principal place of employment and his removal from his position with Consolidated Container Company. Mr. Justice is entitled to a bonus of up to 80% of his base salary at the discretion of the management committee of Consolidated Container Holdings, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, an additional payment to offset negative tax effects on his benefits. In the event that Consolidated Container Company terminates
Mr. Justice without cause or he resigns for good reason before the employment agreement expires, Mr. Justice will be entitled to receive:

    - any payments and benefits provided under any plans or programs in which he participated before the termination;

    - the salary and bonus he would otherwise have received over a twelve month period;

    - a cash lump sum payment for unused vacation and unpaid other compensation; and

    - continued employee medical and life insurance plans for the remainder of term of the employment agreement.

    In the event of his death or permanent disability, Mr. Justice will be entitled to a reduced compensation package. In addition, Mr. Justice agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates and not to be engaged in, in any capacity, in any business that competes with Consolidated Container Company or solicit any person who was employed by Consolidated Container Company and its affiliates during the twelve months preceding that solicitation for a period of twenty four months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Justice will receive payments during the two year period equal to one times the executive's base salary and an annual target bonus.

    As of July 5, 1999, Consolidated Container Holdings entered into an employment agreement with Henry Carter. The employment agreement provides that Mr. Carter will be employed as an Executive Vice President of Consolidated Container Company at an annual base salary of $230,000 for a term of two years, subject to his earlier termination with or without "cause", which includes willful misconduct, failure to perform his duties and his conviction of a felony, or his resignation with or without "good reason," which includes a reduction in his salary, annual bonus opportunity or other benefits, a relocation from his principal place of employment and his removal from his position with Consolidated Container Company. Mr. Carter is entitled to a bonus of up to 80% of his base salary at the discretion of the management committee of Consolidated Container Holdings, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, an additional payment to offset negative tax effects on his benefits. In the event that Consolidated Container Company terminates
Mr. Carter without cause or he resigns for good reason before the employment agreement expires, Mr. Carter will be entitled to receive:

    - any payments and benefits provided under any plans or programs in which he participated before the termination;

    - the salary and bonus he would otherwise have received over a twelve month period;

    - a cash lump sum payment for unused vacation and unpaid other compensation; and

    - continued employee medical and life insurance plans for the remainder of the term of the employment agreement.

    In the event of his death or permanent disability, Mr. Carter will be entitled to a reduced compensation package. In addition, Mr. Carter agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates and not to be engaged in, in any capacity, any business that competes with Consolidated Container Company or solicit any person who was employed by Consolidated Container Company and its affiliates during the twelve months preceding that solicitation for a period of twenty four months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Carter will receive payments during the two year period equal to one times the executive's base salary and an annual target bonus.

ITEM 11:  EXECUTIVE COMPENSATION

    The table below shows the compensation paid or credited by the Company during the period from the formation of the Company, on July 2, 1999, through December 31, 1999, to the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "named executive officers"):

                         SUMMARY COMPENSATION TABLE(1)

                                                                                        ALL OTHER
                                                                                       COMPENSATION
NAME AND PRINCIPAL POSITION                                   SALARY ($)   BONUS ($)      ($)(2)
---------------------------                                   ----------   ---------   ------------
William L. Estes............................................   $200,000    $200,000       $3,311
  President and Chief Executive Officer

Peter M. Bernon.............................................   $162,500    $130,000           --
  Executive Vice President

Ronald E. Justice...........................................   $115,000    $ 87,500           --
  Executive Vice President of Operations

Henry Carter................................................   $115,000    $ 92,000       $3,450
  Executive Vice President of
  Sales and Marketing

Timothy W. Brasher..........................................   $ 90,000    $ 72,000       $2,700
  Senior Vice President, Chief
  Financial Officer and Secretary

------------------------

(1) All of the compensation paid to or earned by the named executive officers relates to performance during the period from July 2, 1999 through December 31, 1999. No long term compensation was paid to any of the named executive officers.

(2) Comprised of matching contributions by the Company to the accounts of the named executive officers under a defined contribution benefit plan.

COMPENSATION OF DIRECTORS

    See "Members of the Management Committee and Executive Officers" under
Item 10 of this report.

MANAGEMENT INCENTIVE COMPENSATION PLAN

    The Consolidated Container Company Management Incentive Compensation Plan (the "Incentive Plan") is a nonqualified bonus plan in which certain management level employees are eligible to participate. At the beginning of each calendar year, certain performance level targets are set for that year and at the end of that year, the Management Committee determines whether or not the targets have been met. If the targets have been met, participants will be paid such portion of their salary as determined by their compensation class. Bonuses are paid in the year following the year to which the bonus applies.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Consolidated Container Company is the beneficial owner of all of the shares of common stock of Consolidated Container Capital, and its address is 5602 N. MacArthur Blvd., Suite 360, Irving, Texas 75038.

    We provide below information concerning the beneficial ownership of the member units and the economic interest in Consolidated Container Holdings at December 31, 1999 by:

    - each person known by us to be the beneficial owner of more than 5% of the member units of Consolidated Container Holdings;

    - each member of the management committee who is a holder of member units in Consolidated Container Holdings; and

    - the officers and members of the management committee of Consolidated Container Holdings as a group.

                                                       NUMBER OF MEMBER UNITS
                                                       BENEFICIALLY OWNED(A)    PERCENTAGE OF MEMBER
NAME AND ADDRESS OF BENEFICIAL OWNER                    (UNITS IN THOUSANDS)    UNITS OUTSTANDING(A)
------------------------------------                   ----------------------   --------------------
5% EQUITY HOLDERS:
Vestar Packaging LLC(b)..............................          2,050                    20.4%
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Reid Plastics Holdings, Inc.(c)......................          3,050                    30.4%
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Franklin Plastics, Inc.(d)...........................          4,900                    48.9%
1199 West Central Street
Franklin, Massachusetts 02038

OFFICERS AND MANAGEMENT COMMITTEE MEMBERS:
Ronald V. Davis(b)(c)................................             --                      --
Peter M. Bernon(d)(e)................................             --                      --
B. Joseph Rokus(c)...................................             --                      --
William L. Estes(e)(f)...............................             --                      --
Ronald E. Justice(e).................................             --                      --
Henry Carter(e)......................................             --                      --
Timothy W. Brasher(e)................................             --                      --
David M. Stulman(g)..................................             --                      --
William G. Bell......................................             --                      --
James P. Kelley(b)...................................             --                      --
Leonard Lieberman(b).................................             --                      --
Richard L. Robinson..................................             --                      --
John R. Woodard(b)...................................             --                      --

ALL OFFICERS AND MEMBERS OF THE MANAGEMENT COMMITTEE
  AS A GROUP (12 persons)(h):........................             --                      --

------------------------

(a) The amounts and percentage of member units beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the regulations, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of that security, or "investment power," which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.

(b) Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Davis Capital LLC, 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Davis Capital LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P., Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P., and Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 20.4% of the member units in Consolidated Container Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.6% of Reid Plastics Holdings, Inc., which, in turn, owns 30.4% of the member units in Consolidated Container Holdings. Mr. Lieberman owns 0.03% of Vestar Capital Partners III, L.P., in addition to his ownership of 0.16% of Vestar Packaging LLC. Mr. Davis, as an owner of Vestar Packaging LLC,
    Mr. Lieberman, as an owner of Vestar Capital Partners III, L.P., and an owner of Vestar Packaging LLC, Mr. Kelley, as an executive officer of Vestar Associates Corporation III, and Mr. Woodard, as an executive officer of Vestar Associates Corporation III and as an owner of Vestar Packaging LLC, may be deemed to share beneficial ownership of Vestar Packaging LLC's member units of Consolidated Container Holdings LLC. Each of these individuals disclaims this beneficial ownership.

(c) Reid Plastics Holdings, Inc., a Delaware corporation, is 82.6% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, with options to purchase an additional 2.4% on a fully diluted basis, 2.8% owned by Davis Capital LLC, with options to purchase an additional 2.6% on a fully diluted basis, and 3.6% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Davis Capital LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. Mr. Rokus, as a direct owner of Reid Plastics Holdings, Inc., and Mr. Davis, as a direct and as an indirect owner of Reid Plastics Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastic Holdings, Inc.'s member units of Consolidated Container Holdings LLC. Messrs. Rokus and Davis disclaim this beneficial ownership.

(d) Franklin Plastics, Inc., a Delaware corporation, is 88% owned by Suiza Foods Corporation, 6% owned by Peter M. Bernon and 6% owned by Alan J. Bernon, the brother of Peter M. Bernon. In addition, Messrs. Bernon each own warrants to purchase 45,940 shares representing approximately 3% of the outstanding common stock of Franklin Plastics, Inc. on a fully diluted basis. In addition, Mr. Peter Bernon owns less than 1.0% of the common stock of Suiza Foods Corporation at December 31, 1999. Peter M. Bernon, as an owner of Franklin Plastics, Inc., may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings LLC. Mr. Bernon disclaims this beneficial ownership.

(e) Peter M. Bernon, William L. Estes, Ronald E. Justice, Henry Carter, Timothy
    W. Brasher and David M. Stulman were among a group of former employees of Suiza Packaging who were granted options to purchase the member units of Consolidated Container Holdings LLC as a replacement for options of an equivalent economic value in common stock of Franklin Plastics, Inc. as described under "The Transactions - Contribution and Merger Agreement - Franklin Replacement

    Options." Mr. Bernon holds presently exercisable options to purchase 18,334 member units of Consolidated Container Holdings LLC. Mr. Estes holds presently exercisable options to purchase 55,018 member units of Consolidated Container Holdings LLC. Mr. Justice holds presently exercisable options to purchase 9,802 member units of Consolidated Container Holdings LLC. Mr. Carter holds presently exercisable options to purchase 4,901 member units of Consolidated Container Holdings LLC.

(f) William L. Estes owns less than 0.01% of the common stock of Suiza Foods Corporation at December 31, 1999. Suiza Foods Corporation owns 88% of the common stock of Franklin Plastics, Inc. As an indirect owner of Franklin Plastics, Inc., Mr. Estes may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings LLC. Mr. Estes disclaims this beneficial ownership.

(g) David M. Stulman owns presently exercisable options to purchase 4,572 shares of common stock of Suiza Foods Corporation, or less than 0.01% of the common stock of Suiza Foods Corporation at December 31, 1999. Suiza Foods Corporation owns 88% of the common stock of Franklin Plastics, Inc. As an indirect owner of Franklin Plastics, Inc., Mr. Stulman may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings LLC. Mr. Stulman disclaims this beneficial ownership.

(h) The officers and members of the management committee of Consolidated Container Holdings LLC as a group own, in total, presently exercisable options to purchase 88,055 member units of Consolidated Container Holdings LLC.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    We summarize below the material terms and provisions of the material agreements and arrangements of Consolidated Container Company as well as those in existence prior to the closing of the transactions that relate to the businesses which were contributed to Consolidated Container Company in connection with the Transactions.

LIMITED LIABILITY COMPANY AGREEMENT OF CONSOLIDATED CONTAINER HOLDINGS

    Simultaneously with the closing of the Transactions, Vestar Packaging, Reid Plastics Holdings and Franklin Plastics entered into a limited liability agreement of Consolidated Container Holdings, the sole member of Consolidated Container Company. The limited liability company agreement of Consolidated Container Holdings provides for its management, non-compete arrangements, transfer restrictions and related matters. We summarize its material provisions below.

MANAGEMENT

    The management committee of Consolidated Container Holdings has general powers of supervision, direction and control over the business of Consolidated Container Holdings and, through Consolidated Container Holdings, Consolidated Container Company and its subsidiaries. The management committee consists of nine members, two of whom were appointed by Vestar Packaging LLC, two of whom were appointed by Reid Plastics Holdings, one of whom was appointed mutually by Vestar Packaging LLC and Reid Plastics Holdings, one of whom was appointed by Franklin Plastics, one member is Peter M. Bernon, one of whom is the chief executive officer of Consolidated Container Holdings, who currently is William Estes, and one of whom is B. Joseph Rokus. The management committee may be expanded to appoint independent members, so long as Vestar Packaging and Reid Plastics Holdings continue to designate a majority of the members of the management committee.

    A majority of the members of the management committee and the affirmative vote of at least one Suiza Foods-appointed member of the management committee and one Vestar Packaging-appointed member of the management committee is required for some decisions by the management committee. These decisions include:

    - issuing any equity securities, other than private offerings for less than $50 million and issuances under Consolidated Container Holdings' option plan;

    - accepting or requiring additional capital contributions;

    - incurring debt, other than amounts permitted as of the closing date of the transactions, in excess of $80 million;

    - selling or pledging all or substantially all of Consolidated Container Company's assets;

    - acquiring any business or assets in excess of $80 million;

    - selling any operations or assets in excess of $80 million;

    - entering into or amending any agreement with a member or its affiliate;
      and

    - expanding the scope of business beyond the plastic packaging business.

NON-COMPETITION ARRANGEMENTS

    Each of the members of Consolidated Container Holdings is subject to a non-competition arrangement limiting its ability to compete in the business for plastic packaging products and plastic bottles for dairy, water or juice in the same geographical area served by Consolidated Container Holdings and its subsidiaries. In general, these geographic areas are in the United States and Canada. The non-competition arrangements will terminate after five years or, if earlier, upon either of Vestar Packaging LLC (together with Reid Plastics Holdings) or Franklin Plastics owning less than 10% of the member units of Consolidated Container Holdings. The following exceptions apply to these non-competition arrangements:

    - Suiza Foods may continue to operate its Puerto Rico plastic operations, which it currently owns and which are not being contributed to Consolidated Container Company.

    - Certain affiliates of Suiza Foods may manufacture plastic packaging products solely for their own use.

    - In connection with future acquisitions, Suiza Foods may operate any plastic packaging operations that it acquires and that constitute 50% or less of the revenue of that acquired business, provided that Suiza Foods:

       - offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition; and

       - sells the competing plastic packaging operations to an unaffiliated third party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached.

    - Affiliates of Vestar Packaging LLC may continue to own and operate Russell-Stanley Holdings. Russell-Stanley Holdings is a manufacturer and marketer of plastic and steel industrial containers and a provider of related container services in the United States and Canada. It is controlled by Vestar Capital Partners III, L.P., and its affiliates.

    - Vestar Packaging and its affiliates may make (a) a non-controlling equity investment in a competing business if that equity investment is for less than $75 million and (b) a non-controlling, non-equity investment in a competing business.

    - Vestar Packaging and its affiliates, excluding Reid Plastics Holdings, may operate any plastic packaging operations that either:

       - constitute 50% or less of the revenue of that acquired business and generate less than $25 million in revenue for the twelve month period prior to that acquisition;

       - constitute 50% or less of the revenue of that acquired business, provided that Vestar Packaging or its appropriate affiliate (a) offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition and (b) sells the competing plastic packaging operations to an unaffiliated third-party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached; or

       - is in a product category for which Consolidated Container Company and its subsidiaries have less than $25 million in revenues.

PREFERRED UNITS

    Consolidated Container Holdings may issue preferred units to its members to compensate them for the payment of some tax distributions to other members, to satisfy some indemnification claims, as described under "The Transactions--Contribution and Merger Agreement," and in other circumstances. If issued, the preferred units will be issued at a liquidation value determined by reference to the value of the event causing the issuance of the preferred units and will accrue distribution rights at an annual rate of 12.5% (7.5% for preferred units issued with respect to income tax matters). Upon the issuance of the preferred units, the capital contributions of all of the holders of member units of Consolidated Container Holdings will be reduced retroactively and proportionally by the amount of the total liquidation value of the preferred units which are issued.

    Consolidated Container Holdings may optionally redeem any preferred units which are issued at a redemption price equal to the liquidation value plus any accrued but unpaid distribution rights of these preferred units, subject to the restrictions contained in the agreements governing our debt. Consolidated Container Holdings is required to redeem all issued preferred units prior to any redemption of other units upon:

    - a sale of all or substantially all of the assets of Consolidated Container Holdings;

    - an initial public offering of Consolidated Container Holdings; or

    - the merger of Consolidated Container Holdings into Reid Plastics Holdings in anticipation of an initial public offering of Reid Plastics Holdings as described below, causing the issuance of the preferred units.

    Subject to some limitations, Reid Plastics Holdings, Vestar Packaging or Franklin Plastics may choose to convert any preferred units that they hold into member units upon the exercise of Reid Plastics Holdings' or Vestar Packaging's right of first offer or Franklin Plastics' tag-along rights discussed below under "Transfer Restrictions--Right of First Offer/Tag-Along Rights."

    Any amendment of the limited liability company agreement of Consolidated Container Holdings which would adversely affect the rights of holders of preferred units requires the approval of a majority of the holders of any outstanding preferred units. Holders of preferred units, if any, will have no other voting rights.

PREEMPTIVE AND ANTI-DILUTION RIGHTS

    Each of Franklin Plastics, Reid Plastics Holdings and Vestar Packaging has preemptive rights, subject to some exceptions, to allow it to maintain its percentage ownership in the event Consolidated

Container Holdings issues additional equity interests. Franklin Plastics, Reid Plastics Holdings and Vestar Packaging also have anti-dilution rights, subject to some exceptions, in the event Consolidated Container Holdings issues any equity interests for less than fair market value. The preemptive and anti-dilution rights will terminate upon an initial public offering of Consolidated Container Holdings or any successor to it.

TRANSFER RESTRICTIONS

    The members of Consolidated Container Holdings are restricted in transferring their interests in Consolidated Container Holdings prior to four years after the execution of the limited liability company agreement, except for some limited exceptions which permit transfers to affiliates and pledges to some lenders. After the fourth anniversary of the execution of the limited liability company agreement, these parties will have the following rights:

       RIGHT OF FIRST OFFER/TAG-ALONG RIGHTS. If either Reid Plastics Holdings or Vestar Packaging desires to sell any of its member units and preferred units, it will be required to offer the member units and the preferred units first to Franklin Plastics. If Franklin Plastics declines to purchase these units, Reid Plastics Holdings or Vestar Packaging can sell these units to a third party on substantially similar terms. Franklin Plastics will then have tag-along rights in connection with that sale for a proportionate number of these units.

       DRAG-ALONG RIGHTS. If either Reid Plastics Holdings or Vestar Packaging proposes to sell all of its member units and Franklin Plastics declines to exercise first offer rights, Reid Plastics Holdings or Vestar Packaging can compel Franklin Plastics to sell all of its member units to the proposed purchaser.

       PUT RIGHTS. If an initial public offering of Consolidated Container Holdings has not occurred within four years after the closing of the transactions, then Franklin Plastics will have the right to offer to sell all of its member units and preferred units, if any, to Reid Plastics Holdings or Vestar Packaging at fair market value. If Reid Plastics Holdings or Vestar Packaging declines to purchase these member units, Franklin Plastics will have the right to offer to sell all of its member units and preferred units, if any, to Consolidated Container Holdings. If Consolidated Container Holdings declines to purchase the units, Consolidated Container Holdings will be obligated to cause a sale of the business or initiate an initial public offering of Consolidated Container Holdings as soon as practicable. If Consolidated Container Holdings is unable to sell the business or consummate an initial public offering of Consolidated Container Holdings within 180 days, Franklin Plastics will be free to sell its member units without restriction. Each of Reid Plastics Holdings and Vestar Packaging will have comparable put rights but only in circumstances where it has been proposed that Consolidated Container Holdings initiate an initial public offering and that offering was vetoed by Franklin Plastics.

    In connection with an initial public offering, Consolidated Container Holdings and Franklin will be merged into Reid Plastics Holdings and each membership interest in Consolidated Container Holdings and Franklin will be converted into common stock of Reid Plastics Holdings.

MANAGEMENT AGREEMENT

    Consolidated Container Holdings, Consolidated Container Company and Vestar Capital Partners entered into a management agreement on April 29, 1999 relating to the management of Consolidated Container Company and Consolidated Container Holdings. Under this agreement, Consolidated Container Holdings or Consolidated Container Company has paid Vestar Capital Partners a fee of $5 million and has reimbursed Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with the closing of the transactions. In addition, Vestar Capital Partners has been providing on-going management services to Consolidated Container Holdings and Consolidated Container

Company since the closing of the transactions, including strategic, financial planning and advisory services. For these services, Consolidated Container Holdings or Consolidated Container Company pays Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization, as defined in the management agreement, of the prior year of Consolidated Container Holdings, Consolidated Container Company and their subsidiaries on a consolidated basis and reimburses Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with these services. The management agreement will terminate when Vestar Packaging, its members, Vestar Capital Partners III, L.P., its partners and their affiliates collectively own less than 25% of the member units of Consolidated Container Holdings or, if earlier, following the closing of an initial public offering of Consolidated Container Holdings. Consolidated Container Holdings and Consolidated Container Company have also agreed to indemnify Vestar Capital Partners against some of the liabilities and costs incurred in connection with its engagement.

REGISTRATION RIGHTS AGREEMENT OF REID PLASTICS HOLDINGS

    In connection with a possible future initial public offering of equity interests in Consolidated Container Holdings, Reid Plastics Holdings and the holders of member units in Consolidated Container Holdings will enter into a registration rights agreement. In connection with that initial public offering, Consolidated Container Holdings and Franklin Plastics will be merged into Reid Plastics Holdings as described under the section "Limited Liability Company Agreement of Consolidated Container Holdings" above. If executed, the registration rights agreement will provide that Reid Plastics Holdings will grant rights to holders of its common stock to have that common stock registered under the Securities Act of 1933 following the mergers described above. To the extent that owners of options to purchase common stock of Franklin Plastics replace these options with options to purchase member units in Consolidated Container Holdings held by Suiza Foods, these parties will also be entitled to the registration rights described here. Stockholders will have the right, subject to some limitations, to one demand registration for every 10% of Reid Plastics Holdings owned by them following the initial public offering, rounded to the nearest 10%, provided that none of them shall have any registration rights if their ownership is below 5%. Reid Plastics Holdings will not be required to effect any registration demanded unless the stockholders request it to register common stock with a fair market value of at least $20 million. Stockholders will also have piggyback registration rights, subject to some limitations.

LIMITED LIABILITY COMPANY AGREEMENT OF CONSOLIDATED CONTAINER COMPANY

    Simultaneously with the closing of the transactions, Consolidated Container Holdings, as the sole member of Consolidated Container Company, entered into a limited liability company agreement for Consolidated Container Company. As its sole member, Consolidated Container Holdings manages Consolidated Container Company under this agreement.

SUPPLY AGREEMENTS

    The Company entered into agreements to supply Suiza Foods Corporation with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and Suiza Packaging prior to the transactions are subject to adjustments based on changes in raw material, manufacturing and delivery costs.

TRADEMARK LICENSE AGREEMENT

    Simultaneously with the closing of the transactions, Consolidated Container Holdings and Consolidated Container Company entered into a trademark license agreement with Continental Can Company, Inc. ("Continental Can"), a wholly owned subsidiary of Suiza Foods Corporation. Continental Can granted Consolidated Container Holdings and Consolidated Container Company a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Suiza Foods directly or indirectly owns 10% or more of Consolidated Container Holdings. Consolidated Container Holdings and Consolidated Container Company will be required to pay Continental Can an annual trademark licensing fee of $100,000 if Suiza Foods directly or indirectly owns less than 10% of Consolidated Container Holdings.

ASSUMPTION AGREEMENT

    Simultaneously with the closing of the transactions, Consolidated Container Holdings and Consolidated Container Company entered into an assumption agreement with Reid Plastics Holdings to assume all of the obligations of Reid Plastics Holdings to B. Joseph Rokus. Currently, Reid Plastics Holdings is obligated to make some payments to Mr. Rokus which relate to the 1997 acquisition of a controlling interest in Reid Plastics Holdings by Vestar Reid. These payments include $400,000 each year, additional amounts up to $3.4 million if specified investment returns of Reid Plastics are achieved and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. Consolidated Container Holdings has agreed to indemnify Suiza Foods Corporation against some of these payments.

TRANSITION SERVICES AGREEMENT

    Simultaneously with the closing of the transactions, Suiza Foods Corporation entered into a transition services agreement with Consolidated Container Holdings and Consolidated Container Company. Under the agreement, Suiza Foods and its affiliates agreed to continue to supply office and other services to Consolidated Container Holdings and Consolidated Container Company in the manner which and to the extent that they had historically provided these services to Suiza Packaging prior to the closing of the transactions. These services include the lease of office space at Suiza Foods' actual allocable cost of rent; telephone services at Suiza Foods' actual allocable cost; computer services at $50,000 per month; electricity services at $285,000 per month for all leased facilities; medical insurance policies and employee benefits for some of our senior officers at Suiza Foods' actual allocable costs; and payments under insurance policies, letters of credit and related performance or payment guarantees regarding equipment leases, workers' compensation claims and related matters at Suiza Foods' actual allocable share of payments. The transition services agreement terminated at December 31, 1999.

ADDITIONAL MATTERS

    Aqua Filter Fresh, of which William G. Bell is the 75% owner, President and a director, has purchased containers from Reid Plastics at market terms. In 1999, these purchases amounted to over $3.0 million.

    An affiliate of B. Joseph Rokus received payments of approximately $85,000 in connection with the termination of a real estate lease from Reid Plastics in 1999 for its Monrovia, California facility, which was previously consolidated with another one of our facilities.

    In addition, Peter M. Bernon and some of his family members are beneficiaries of a family trust which leases property to a subsidiary of Suiza Foods which subleases a portion of this property to Franklin Plastics. In 1999, sublease payments on this portion of the property totaled approximately $75,000.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON
  FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED CONTAINER COMPANY LLC
  Independent Auditors' Report..............................     F-1
  Consolidated Balance Sheets as of December 31, 1998 and
    1999....................................................     F-2
  Consolidated Statements of Operations and Comprehensive
    Income (Loss) for the period from January 1, 1997
    through October 14, 1997, the period from October 15,
    1997 through December 31, 1997, for the year ended
    December 31, 1998, for the period from January 1, 1999
    through July 1, 1999, and for the period from July 2,
    1999 through December 31, 1999..........................     F-3
  Consolidated Statements of Shareholders'/Member's Equity
    for the period from January 1, 1997 through
    October 14, 1997, the period from October 15, 1997
    through December 31, 1997, for the year ended
    December 31, 1998, for the period from January 1, 1999
    through July 1, 1999, and for the period from July 2,
    1999 through December 31, 1999..........................     F-4
  Consolidated Statements of Cash Flows for the period from
    January 1, 1997 through October 14, 1997, the period
    from October 15, 1997 through December 31, 1997, for the
    year ended December 31, 1998, for the period from
    January 1, 1999 through July 1, 1999, and for the period
    from July 2, 1999 through December 31, 1999.............     F-5
  Notes to Consolidated Financial Statements................     F-6

SUIZA PACKAGING
  Independent Auditors' Reports.............................    F-31
  Combined Balance Sheet as of December 31, 1998............    F-33
  Combined Statements of Operations for the six-month period ended March 31, 1997, the four-month period ended
    July 31, 1997, the five-month period ended December 31,
    1997 and the year ended December 31, 1998...............    F-34
  Combined Statements of Stockholders' Equity for the
    six-month period ended March 31, 1997, the four-month
    period ended July 31, 1997, the five-month period ended
    December 31, 1997 and the year ended December 31,
    1998....................................................    F-35
  Combined Statements of Cash Flows for the six-month period ended March 31, 1997, the four-month period ended
    July 31, 1997, the five-month period ended December 31,
    1997 and the year ended December 31, 1998...............    F-36
  Notes to Combined Financial Statements....................    F-37

PLASTIC CONTAINERS, INC.
  Independent Auditors' Reports.............................    F-51
  Consolidated Statements of Operations for the year ended
    December 31, 1997 and the period from January 1, 1998
    through May 29, 1998....................................    F-53
  Consolidated Statements of Stockholders' Equity for the
    year ended December 31, 1997 and the period from
    January 1, 1998 through May 28, 1998....................    F-54
  Consolidated Statements of Cash Flows for the year ended
    December 31, 1997 and the period from January 1, 1998
    through May 28, 1998....................................    F-55
  Notes to Consolidated Financial Statements................    F-56

(a)(2)  FINANCIAL STATEMENT SCHEDULES

    All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements, and, therefore, have been omitted.

(a)(3)  EXHIBITS

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
 3.1(a)                 Certificate of Formation of Consolidated Container
                          Company LLC. (The Certificate of Formation, included as
                          Exhibit 3.1(a)to the Registration Statement on Form S-4 of
                          Consolidated Container Company LLC, Consolidated Container
                          Capital, Inc. and the Registrant Guarantors listed therein
                          (the "Registration Statement") as filed on January 20,
                          2000 is hereby incorporated herein by reference.)
 3.1(b)                 Limited Liability Company Agreement of Consolidated
                          Container Company LLC. (The Limited Liability Company
                          Agreement, included as Exhibit 3.1(b) to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)
 3.2(a)                 Certificate of Formation of Consolidated Container
                          Holdings LLC. (The Certificate of Formation, included as
                          Exhibit 3.7(a) to the Registration Statement as filed on
                          January 20, 2000 is hereby incorporated herein by
                          reference.)
 3.3(b)                 Amended and Restated Limited Liability Company Agreement of
                          Consolidated Container Holdings LLC. (The Limited
                          Liability Company Agreement, included as Exhibit 3.7(b)
                          to the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)
 4.1                    Indenture dated as of July 1, 1999 among Consolidated
                          Container Company LLC and Consolidated Container
                          Capital, Inc., as Issuers, the Subsidiary Guarantors
                          listed therein and The Bank of New York, as Trustee. (The
                          Indenture, included as Exhibit 4.1 to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)
 4.2                    Form of 10 1/8% Senior Subordinated Note due 2009 and
                          annexed Guarantees. (The Form of Note, included as
                          Exhibit 4.2 to the Registration Statement as filed on
                          January 20, 2000 is hereby incorporated herein by
                          reference.)
10.1                    Credit Agreement dated as of July 1, 1999 among Consolidated
                          Container Holdings LLC, Consolidated Container
                          Company LLC, various Banks, Bankers Trust Company, as
                          Administrative Agent, Morgan Guaranty Trust Company of New
                          York, as Documentation Agent and Donaldson, Lufkin &
                          Jenrette Securities Corporation, as Syndication Agent.
                          (The Credit Agreement, included as Exhibit 10.1 to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.2                    Pledge Agreement dated as of July 1, 1999 by Consolidated
                          Container Holdings LLC, Consolidated Container
                          Company LLC, the Subsidiary Guarantors and each other
                          Subsidiary of Consolidated Container Company LLC that is
                          required to execute a counterpart thereof and Bankers
                          Trust Company as Collateral Agent. (The Pledge Agreement,
                          included as Exhibit 10.2 to the Registration Statement as
                          filed on January 20, 2000 is hereby incorporated herein by reference.)
10.3                    Security Agreement dated as of July 1, 1999 among
                          Consolidated Container Holdings LLC, Consolidated
                          Container Company LLC, Various Subsidiaries and Bankers
                          Trust Company as Collateral Agent .(The Security
                          Agreement, included as Exhibit 10.3 to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
10.4                    Subsidiary Guaranty dated as of July 1, 1999 by Reid
                          Plastics Group LLC, Plastic Containers LLC, Continental
                          Plastic Containers LLC and Continental Caribbean
                          Containers, Inc. (The Subsidiary Guaranty, included as
                          Exhibit 10.4 to the Registration Statement as filed on
                          January 20, 2000 is hereby incorporated herein by
                          reference.)
10.6                    Trademark License Agreement dated as of July 1, 1999 between
                          Continental Can Company, Inc., Consolidated Container
                          Holdings LLC and Consolidated Container Company LLC. (The
                          Trademark License Agreement, included as Exhibit 10.6 to
                          the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)
10.7                    Management Agreement dated as of April 29, 1999 among
                          Consolidated Container Holdings LLC, Consolidated
                          Container Company LLC and Vestar Capital
                          Partners III L.P. (The Management Agreement, included as
                          Exhibit 10.7 to the Registration Statement as filed on
                          January 20, 2000 is hereby incorporated herein by
                          reference.)
10.8                    Transition Services Agreement dated as of July 2, 1999 by
                          and among Suiza Foods Corporation, Consolidated Container
                          Holdings LLC and Consolidated Container Company LLC. (The
                          Transition Services Agreement, included as Exhibit 10.8 to the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)
10.9(a)*                Consolidated Container Holdings LLC 1999 Unit Option Plan.
                          (The Unit Option Plan, included as Exhibit 10.9(a) to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.9(b)*                Form of Option Agreement relating to the Consolidated
                          Container Holdings LLC 1999 Unit Option Plan.(The Form of
                          Option Agreement, included as Exhibit 10.9(b) to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.9(c)*                Special Unit Acquisition, Ownership and Redemption Agreement
                          relating to the Consolidated Container Holdings LLC 1999
                          Unit Option Plan. (The Special Unit Acquisition, Ownership
                          and Redemption Agreement, included as Exhibit 10.9(c) to
                          the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)
10.10(a)*               Consolidated Container Holdings LLC Replacement Units Option
                          Plan for Options Issued Pursuant to the Franklin
                          Plastics, Inc. 1998 Stock Option Plan. (The Replacement
                          Units Option Plan, included as Exhibit 10.10(a) to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.10(b)*               Form of Original Consolidated Container Holdings LLC
                          Replacement Units Option Agreement for Option Issued
                          Pursuant to the Franklin Plastics, Inc. 1998 Stock Option
                          Plan. (The Form of Replacement Units Option Agreement,
                          included as Exhibit 10.10(b) to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)
10.10(c)*               Form of Modified Consolidated Container Holdings LLC
                          Replacement Units Option Agreement for Options Issued
                          Pursuant to the Franklin Plastics, Inc. 1998 Stock Option
                          Plan. (The Form of Replacement Units Option Agreement,
                          included as Exhibit 10.10(c) to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)
10.11*                  Long-Term Incentive Plan. (The Long-Term Incentive Plan,
                          included as Exhibit 10.11 to the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
10.12*                  Employment Agreement dated as of July 5, 1999 between
                          Consolidated Container Company LLC and Peter Bernon. (The
                          Employment Agreement, included as Exhibit 10.12 to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.13*                  Employment Agreement dated as of July 2, 1999 between
                          Consolidated Container Company LLC and William Estes. (The
                          Employment Agreement, included as Exhibit 10.13 to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.14*                  Employment Agreement dated as of July 5, 1999 between
                          Consolidated Container Company LLC and Ronald E. Justice.
                          (The Employment Agreement, included as Exhibit 10.14 to
                          the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)
10.15*                  Employment Agreement dated as of July 5, 1999 between
                          Consolidated Container Company LLC and Henry Carter. (The
                          Employment Agreement, included as Exhibit 10.15 to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)
10.16*                  Amended and Restated Employment Agreement dated as of
                          September 15, 1998 by and between Reid Plastics, Inc. and
                          B. Joseph Rokus. (The Amended and Restated Employment
                          Agreement, included as Exhibit 10.16 to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)
12                      Statement regarding the Computation of the Ratios of
                          Earnings to Fixed Charges. (Filed herewith.)
21                      List of Subsidiaries of the Registrant. (The List of
                          Subsidiaries, included as Exhibit 21 to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)
27                      Financial Data Schedule. (Filed herewith.)
99.1                    Contribution and Merger Agreement by and among Suiza Foods
                          Corporation, Franklin Plastics, Inc. and affiliates,
                          Vestar Packaging LLC, Reid Plastics Holdings, Inc. and
                          affiliates, Consolidated Container Holdings LLC,
                          Consolidated Container Company LLC and Reid Plastics
                          Group LLC dated as of April 29, 1999, as amended
                          (incorporated herein by reference to Exhibit 2.1 of Suiza
                          Foods Corporation's Current Report on Form 8-K dated
                          July 19, 1999).
99.2                    Amendment No. 1 to Contribution and Merger Agreement dated
                          June 28, 1999 (incorporated herein by reference to
                          Exhibit 2.2 of Suiza Foods Corporation's Current Report on
                          Form 8-K dated July 19, 1999).
99.3                    Forward-Looking Statements. (Filed herewith.)

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

(b)  CURRENT REPORTS ON FORM 8-K

    During the fourth quarter of 1999, Consolidated Container Company LLC did not file any Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CONSOLIDATED CONTAINER COMPANY LLC

                                                       By:            /s/ TIMOTHY W. BRASHER
                                                            -----------------------------------------
                                                                        Timothy W. Brasher
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND SECRETARY

                                                       Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ RON V. DAVIS
     -------------------------------------------       Chairman of the Management      March 30, 2000
                    Ron V. Davis                         Committee

                 /s/ PETER M. BERNON
     -------------------------------------------       Vice Chairman of the            March 30, 2000
                   Peter M. Bernon                       Management Committee

                 /s/ B. JOSEPH ROKUS
     -------------------------------------------       Vice Chairman of the            March 30, 2000
                   B. Joseph Rokus                       Management Committee

                                                       President, Chief Executive
                /s/ WILLIAM L. ESTES                     Officer and Manager
     -------------------------------------------         (principal executive          March 30, 2000
                  William L. Estes                       officer)

                                                       Senior Vice President, Chief
               /s/ TIMOTHY W. BRASHER                    Financial Officer and
     -------------------------------------------         Manager (principal financial  March 30, 2000
                 Timothy W. Brasher                      officer and principal
                                                         accounting officer)

                 /s/ WILLIAM G. BELL
     -------------------------------------------       Manager                         March 30, 2000
                   William G. Bell

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ JAMES P. KELLEY
     -------------------------------------------       Manager                         March 30, 2000
                   James P. Kelley

                /s/ LEONARD LIEBERMAN
     -------------------------------------------       Manager                         March 30, 2000
                  Leonard Lieberman

               /s/ RICHARD L. ROBINSON
     -------------------------------------------       Manager                         March 30, 2000
                 Richard L. Robinson

                 /s/ JOHN R. WOODARD
     -------------------------------------------       Manager                         March 30, 2000
                   John R. Woodard

                          INDEPENDENT AUDITORS' REPORT

To the Management Committee of
  Consolidated Container Company LLC:

    We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the "Company") as of December 31, 1998 (Predecessor) and 1999 (Successor), and the related consolidated statements of operations and comprehensive income (loss), shareholders'/member's equity, and cash flows for the period from January 1, 1997 through October 14, 1997, for the period from October 15, 1997 through December 31, 1997, for the year ended December 31, 1998, for the period from January 1, 1999 through July 1, 1999 (Predecessor Period), and for the period from July 2, 1999 through December 31, 1999 (Successor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Consolidated Container Company LLC and subsidiaries as of December 31, 1998 (Predecessor) and 1999 (Successor), and the results of their operations and their cash flows for the period from January 1, 1997 through October 14, 1997, for the period from October 15, 1997 through December 31, 1997, for the year ended December 31, 1998, for the period from January 1, 1999 through July 1, 1999 (Predecessor Period) and for the period from July 2, 1999 through December 31, 1999 (Successor Period), in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 27, 2000

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1998 (PREDECESSOR) AND 1999 (SUCCESSOR)

                             (DOLLARS IN THOUSANDS)

                                                                  1998           1999
                                                              (PREDECESSOR)   (SUCCESSOR)
                                                              -------------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,408        $  1,066
  Investment securities.....................................          --           5,484
  Accounts receivable, net of allowance for doubtful
    accounts of $1,366 and $6,144...........................      17,143         105,404
  Inventories...............................................      10,001          39,443
  Prepaid expense...........................................       2,364           2,656
  Other receivables.........................................       2,924             690
  Income taxes receivable...................................       1,135              --
  Deferred income taxes.....................................       7,810              --
                                                                --------        --------
    Total current assets....................................      46,785         154,743
PROPERTY AND EQUIPMENT, Net.................................      55,416         283,830
INTANGIBLES AND OTHER ASSETS................................     117,675         552,016
                                                                --------        --------
                                                                $219,876        $990,589
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS'/MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $ 11,284        $ 50,318
  Accrued liabilities.......................................      12,411          58,410
  Revolving credit facility.................................          --          17,500
  Current portion of long-term debt.........................       9,046          16,052
                                                                --------        --------
    Total current liabilities...............................      32,741         142,280
DEFERRED INCOME TAXES.......................................       7,810              --
LONG-TERM DEBT..............................................     112,454         554,011
OTHER LIABILITIES...........................................      14,948          37,227
MINORITY INTEREST...........................................         677             243

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS'/MEMBER'S EQUITY:
  Preferred stock, no par value; 100,000 shares authorized;
    no shares issued and outstanding........................          --              --
  Common stock, Class A, no par value; 500,000 shares
    authorized; 14,500 shares issued and outstanding........      55,293              --
  Accumulated deficit.......................................      (3,507)             --
  Member's equity...........................................          --         257,346
  Foreign currency translation adjustment...................        (540)           (518)
                                                                --------        --------
    Total shareholders'/member's equity.....................      51,246         256,828
                                                                --------        --------
                                                                $219,876        $990,589
                                                                ========        ========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)

                                                   PERIOD FROM                     PERIOD FROM     PERIOD FROM
                                  PERIOD FROM      OCTOBER 15,                     JANUARY 1,        JULY 2,
                                JANUARY 1, 1997       1997                            1999            1999
                                    THROUGH          THROUGH       YEAR ENDED        THROUGH         THROUGH
                                  OCTOBER 14,     DECEMBER 31,    DECEMBER 31,       JULY 1,      DECEMBER 31,
                                     1997             1997            1998            1999            1999
                                 (PREDECESSOR)    (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)    (SUCCESSOR)
                                ---------------   -------------   -------------   -------------   -------------
NET SALES.....................     $164,750          $33,236        $175,134         $85,423         $388,665

COST OF SALES.................      144,520           31,832         144,712          67,411          315,218
                                   --------          -------        --------         -------         --------

GROSS PROFIT..................       20,230            1,404          30,422          18,012           73,447

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES.....      (14,072)          (3,439)        (18,016)         (9,001)         (37,211)

RESTRUCTURING CHARGES.........       (9,162)              --              --              --           (8,766)
                                   --------          -------        --------         -------         --------

OPERATING INCOME (LOSS).......       (3,004)          (2,035)         12,406           9,011           27,470

INTEREST EXPENSE, Net.........       (6,337)          (1,909)        (10,497)         (4,484)         (26,965)

OTHER INCOME..................          624               27           1,347             478              219
                                   --------          -------        --------         -------         --------

INCOME (LOSS) BEFORE INCOME
  TAXES.......................       (8,717)          (3,917)          3,256           5,005              724

INCOME TAX (EXPENSE)
  BENEFIT.....................        1,199              105          (2,836)         (2,890)              --

MINORITY INTEREST IN
  SUBSIDIARIES................         (285)             (61)            (54)            250              183
                                   --------          -------        --------         -------         --------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM..........       (7,803)          (3,873)            366           2,365              907

EXTRAORDINARY ITEM, EARLY
  EXTINGUISHMENT OF DEBT, NET
  OF INCOME TAX BENEFIT OF
  $781........................           --               --              --          (1,171)              --
                                   --------          -------        --------         -------         --------

NET INCOME (LOSS).............       (7,803)          (3,873)            366           1,194              907

OTHER COMPREHENSIVE INCOME
  (LOSS)--Foreign currency
  translation adjustment......           (7)              88            (628)             72              (50)
                                   --------          -------        --------         -------         --------

COMPREHENSIVE INCOME (LOSS)...     $ (7,810)         $(3,785)       $   (262)        $ 1,266         $    857
                                   ========          =======        ========         =======         ========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                       OTHER
                                                                                   COMPREHENSIVE
                                               MEMBER'S    COMMON    ACCUMULATED      INCOME
                                                EQUITY     STOCK       DEFICIT        (LOSS)        TOTAL
                                               --------   --------   -----------   -------------   --------
PERIOD FROM JANUARY 1, 1997 THROUGH
  OCTOBER 14, 1997 (PREDECESSOR)

BALANCE, JANUARY 1, 1997.....................  $     --   $20,132      $  (190)        $ (96)      $ 19,846
  Net loss...................................        --        --       (7,803)           --         (7,803)
  Dividends paid.............................        --        --         (257)           --           (257)
  Foreign currency translation adjustment....        --        --           --            (7)            (7)
                                               --------   -------      -------         -----       --------

BALANCE, OCTOBER 14, 1997....................  $     --   $20,132      $(8,250)        $(103)      $ 11,779
                                               ========   =======      =======         =====       ========

PERIOD FROM OCTOBER 15, 1997 THROUGH JULY 1,
  1999 (PREDECESSOR)

NEW CAPITALIZATION, OCTOBER 15, 1997.........  $     --   $58,293      $    --         $  --       $ 58,293
  Net loss...................................        --        --       (3,873)           --         (3,873)
  Foreign currency translation adjustment....        --        --           --            88             88
                                               --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1997...................        --    58,293       (3,873)           88         54,508
  Net income.................................        --        --          366            --            366
  Escrow payments returned to shareholders...        --    (3,000)          --            --         (3,000)
  Foreign currency translation adjustment....        --        --           --          (628)          (628)
                                               --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1998...................        --    55,293       (3,507)         (540)        51,246
  Net income.................................        --        --        1,194            --          1,194
  Foreign currency translation adjustment....        --        --           --            72             72
                                               --------   -------      -------         -----       --------

BALANCE, JULY 1, 1999........................  $     --   $55,293      $(2,313)        $(468)      $ 52,512
                                               ========   =======      =======         =====       ========

PERIOD FROM JULY 2, 1999 THROUGH DECEMBER 31,
  1999 (SUCCESSOR)

NEW CAPITALIZATION, JULY 2, 1999.............  $256,439   $    --      $    --         $(468)      $255,971
  Net income.................................       907        --           --            --            907
  Foreign currency translation adjustment....        --        --           --           (50)           (50)
                                               --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1999...................  $257,346   $    --      $    --         $(518)      $256,828
                                               ========   =======      =======         =====       ========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                     PERIOD FROM     PERIOD FROM
                                                     JANUARY 1,      OCTOBER 15,                     PERIOD FROM     PERIOD FROM
                                                        1997            1997                         JANUARY 1,     JULY 2, 1999
                                                       THROUGH         THROUGH       YEAR ENDED         1999           THROUGH
                                                     OCTOBER 14,    DECEMBER 31,    DECEMBER 31,       THROUGH      DECEMBER 31,
                                                        1997            1997            1998        JULY 1, 1999        1999
                                                    -------------   -------------   -------------   -------------   -------------
                                                    (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)    (SUCCESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................     $(7,803)       $ (3,873)       $    366        $   1,194       $     907
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities:
    Minority interest.............................          --              --              --             (250)           (183)
    Depreciation and amortization.................      12,620           4,121          15,918            7,173          26,852
    Early extinguishment of debt..................          --              --              --            1,171              --
    Currency translation..........................          --              --              --               --             (50)
    Gain on disposal of assets....................          --              --              --               --            (250)
    Changes in operating assets and liabilities:
      Accounts receivable.........................      (4,002)          1,859           3,040           (8,988)        (19,011)
      Inventories.................................       8,338          (1,044)          2,506              534          (2,236)
      Prepaid expenses............................        (531)            637          (2,218)             697            (206)
      Other receivables...........................       2,712           1,193          (2,253)             (61)           (691)
      Other assets and management contracts.......      (1,518)            674             (58)              --              --
      Accounts payable............................      (8,987)         (1,339)         (5,381)             804          11,456
      Accrued liabilities.........................         869          (4,182)           (591)          (1,774)         14,874
      Other liabilities...........................       5,864             811             319             (996)         (4,024)
      Income taxes and other......................      (2,069)          2,824            (297)             525              --
                                                       -------        --------        --------        ---------       ---------
        Net cash provided by operating
          activities..............................       5,493           1,681          11,351               29          27,438
                                                       -------        --------        --------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................      (9,313)         (4,785)        (12,708)          (5,129)        (24,940)
  Net change in investments.......................          --              --              --               --           3,128
  Proceeds from disposal of property and
    equipment.....................................         801             280           1,651               58             590
  Cash paid for acquisitions, net of cash
    acquired......................................          --              --              --               --           4,605
  Other assets....................................          --              --              --               96           1,103
                                                       -------        --------        --------        ---------       ---------
        Net cash used in investing activities.....      (8,512)         (4,505)        (11,057)          (4,975)        (15,514)
                                                       -------        --------        --------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving line
    of credit.....................................       2,500           7,000              --               --         (10,000)
  Borrowing under notes payable to banks..........          --          27,000              --               --              --
  Principal payments on notes payable to banks....      (3,612)        (10,608)           (647)        (113,356)         (4,924)
  Payments on other notes payable and capital
    leases........................................      (1,570)         (4,662)         (1,709)          (4,312)         (1,233)
  Debt issuance costs.............................          --          (8,328)           (867)              --         (22,108)
  Issuance of new common stock....................          --          60,000              --               --              --
  Issuance of member units, net of issuance
    costs.........................................          --              --              --               --          56,272
  Borrowings under credit facilities..............          --              --              --               --         412,500
  Issuance of senior subordinated notes...........          --              --              --               --         185,000
  Repayment of PCI notes..........................          --              --              --               --        (136,700)
  Payments of Suiza Packaging debt................          --              --              --               --        (372,459)
  Repurchase of old common stock..................          --         (35,139)             --               --              --
  Escrow deposits.................................          --          (7,000)          4,000               --              --
  Redemption of senior preferred stock............          --         (18,421)             --               --              --
  Redemption of Series A preferred stock..........          --          (1,769)             --               --              --
  Dividends paid..................................        (257)             --              --               --              --
  Payments on noncompete agreements...............          --          (1,516)           (100)              --              --
  Capital contribution............................          --              --              --          122,117        (122,117)
                                                       -------        --------        --------        ---------       ---------
        Net cash provided by (used in) financing
          activities..............................      (2,939)          6,557             677            4,449         (15,769)
                                                       -------        --------        --------        ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................      (5,958)          3,733             971             (497)         (3,845)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....       6,662             704           4,437            5,408           4,911
                                                       -------        --------        --------        ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........     $   704        $  4,437        $  5,408        $   4,911       $   1,066
                                                       =======        ========        ========        =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest........     $ 6,299        $  1,763        $ 10,664        $   4,517       $  13,435
                                                       =======        ========        ========        =========       =========
  Net cash (received) paid during the period for
    income taxes..................................     $ 1,420        $    215        $    (41)       $     506       $      --
                                                       =======        ========        ========        =========       =========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS ORGANIZATION--On July 2, 1999, Reid Plastics, Inc., a wholly owned subsidiary of Reid Plastics Holdings, Inc., acquired substantially all of the U.S. plastics packaging assets of Franklin Plastics, Inc. ("Franklin") and Plastic Containers, Inc. ("PCI"), each of which had been subsidiaries of Suiza Foods Corporation ("Suiza"). Suiza managed the operations of Franklin and its subsidiaries and PCI and its subsidiaries as one entity called "Suiza Packaging." Vestar Capital Partners III, L.P., through its controlled affiliate Vestar Reid LLC owned 82.6% of Reid Plastics Holdings, Inc. prior to the acquisitions of Franklin and PCI. The acquisitions were effected by contributions and mergers under a Contribution and Merger Agreement dated as of April 29, 1999, among Suiza, Franklin, Suiza's domestic plastics subsidiaries, Vestar Packaging LLC, Reid Plastics Holdings, Inc., Reid Plastics, Inc.'s domestic plastic subsidiaries, Reid Plastics Group LLC, Consolidated Container Holdings LLC ("Holdings"), a Delaware limited liability company and the 100% owner of Consolidated Container Company LLC, and Consolidated Container Company LLC, a Delaware limited liability company (the "Company"). Financial information prior to July 2, 1999 is referred to as the Predecessor period and financial information subsequent to July 2, 1999 is referred to as the Successor period. The contributions and mergers are summarized below:

    - Vestar Packaging, which is controlled by Vestar Capital Partners III, L.P., received 20.5% of the member units in Holdings in exchange for its contribution of $60.8 million in cash to Holdings.

    - Reid Plastics Holdings, Inc., which has been indirectly controlled by Vestar Capital Partners III, L.P., received 30.5% of the member units in Holdings in exchange for causing:

       - Reid Plastics, Inc. and each of its domestic subsidiaries to merge into Reid Plastics Group LLC

       - Reid Plastics, Inc.'s Canadian subsidiaries to become wholly owned subsidiaries of Reid Plastics Group LLC

       - Reid Plastics, Inc.'s equity interest in its Mexican joint venture, Reid Mexico, S.A. de C.V., to become owned by Reid Plastics Group LLC

    - Franklin, which has been controlled by Suiza, received 49% of the member units in Holdings in exchange for:

       - Its contribution of the limited liability company interests of PCI to the Company

       - The contribution of substantially all of its assets to the Company by the merger of the subsidiaries of Franklin into the Company

    In connection with the mergers and contributions described above, the following transactions were completed:

    - The issue of $185,000,000 in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2009 of the Company and Consolidated Container Capital, Inc. ("Capital"), a Delaware corporation

    - The entering into of a new $485,000,000 senior credit facility

    - The consent solicitation and tender offer by PCI for its outstanding 10% Senior Secured Notes due in 2006

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - The repayment of substantially all of the outstanding debt of Reid Plastics, Inc. and Franklin, the redemption of the preferred stock of Franklin, plus the payment of certain accrued interest and dividends on the debt and preferred stock of Franklin, aggregating approximately $372,500,000. Regarding the repayment of the existing debt of Reid Plastics, Inc., $1,952,000 of unamortized deferred financing costs were written off and recorded as an extraordinary loss on early extinguishment of debt

    The acquisition of Suiza Packaging has been accounted for using the purchase method of accounting with Reid Plastics, Inc. being the accounting acquiror. The consolidated balance sheet as of December 31, 1999, reflects the allocation of the purchase price and the related accounting adjustments, including goodwill. Assets acquired and liabilities assumed were as follows (in thousands):

Total purchase price, net of cash acquired ($4,605).........  $ 140,723
                                                              ---------

Fair value of net liabilities acquired:
  Fair value of assets acquired.............................  $ 312,573
  Fair value of liabilities assumed.........................   (596,376)
                                                              ---------
    Total net liabilities acquired..........................  $(283,803)
                                                              ---------
Goodwill....................................................  $ 424,526
                                                              =========

    The excess of the purchase price over the fair value of the net assets was $424,526,000, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

    The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Suiza Packaging had been made at the beginning of the periods presented (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Net sales...............................................  $687,285   $737,360
                                                          ========   ========
Net income..............................................  $ 12,737   $ 26,189
                                                          ========   ========

    The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense to reflect interest on the proceeds of the debt private placement and certain other adjustments, together with the elimination of income taxes since the Company is a limited liability company that is not subject to corporate income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

    In connection with the acquisition of Suiza Packaging, the Company developed a restructuring plan to pursue opportunities for cost reduction and operating synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4,616,000, which includes $1,914,000 for severance and other personnel-related costs and $2,702,000 for facility closing costs in connection with the closing of certain Suiza Packaging facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1,541,000 for severance and other personnel-related costs relative to the closing of its corporate

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7,225,000 in connection with plans to close certain Reid manufacturing facilities. Of this charge, $611,000 represents severance and other personnel-related costs and $6,614,000 represents remaining commitments under noncancellable operating leases and other facility closing costs.

    On October 14, 1997, the Company recorded a restructuring charge of $9,162,000 representing a provision for loss on closed facilities subject to operating leases. This loss related to the closure of a manufacturing facility, a warehouse and an administrative facility in Southern California and a warehouse in Northern California. These facilities were consolidated in order to make more efficient use of leased facilities.

    In connection with a 1997 acquisition, the Company accrued the estimated cost associated with a restructuring plan when recording the acquisition under the purchase method. The components of the restructuring charges were primarily severance costs and closed facilities subject to operating leases. During 1998, the Company finalized its plan and purchase accounting entries.

    Reconciliation of the preacquisition and postacquisition restructuring expenses during 1997, 1998 and 1999 were as follows:

                                                                            PURCHASE
                                                              1997         ACCOUNTING         1999
                                                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                                             CHARGES        ACCRUALS         CHARGES
                                                          -------------   -------------   -------------
                                                                     (DOLLARS IN THOUSANDS)
PREDECESSOR
Closed facilities subject to operating leases...........     $9,162          $   --          $   --
Severance costs.........................................         --           2,017              --
1997 charges............................................       (766)             --              --
                                                             ------          ------          ------

Balance at December 31, 1997............................      8,396           2,017              --

Closed facilities subject to operating leases...........         --           2,523              --
Severance costs.........................................         --             571              --
1998 charges............................................       (976)         (1,237)             --
                                                             ------          ------          ------

Balance at December 31, 1998............................      7,420           3,874              --

Closed facilities subject to operating leases...........         --              --              --
Severance costs.........................................         --              --              --
1999 charges............................................       (770)           (779)             --
                                                             ------          ------          ------

Balance at July 1, 1999.................................      6,650           3,095              --

SUCCESSOR
Closed facilities subject to operating leases...........         --           2,702           6,614
Severance costs.........................................         --           1,914           2,152
1999 charges............................................       (273)           (866)           (817)
                                                             ------          ------          ------

Balance at December 31, 1999............................     $6,377          $6,845          $7,949
                                                             ======          ======          ======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Items charged to the accrual in 1997, 1998 and 1999 were cash items.

    BUSINESS OPERATIONS--The Company develops, manufactures and distributes a wide range of custom extrusion blow-mold plastic containers for the dairy, juice and water industries, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products. Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

    CONSOLIDATED AND FOREIGN OPERATIONS--The Company maintains wholly owned subsidiaries in the United States and Canada. In addition, the Company owns 51% of Reid Mexico S.A. de C.V., which operates exclusively in Mexico. The Company's foreign operations are not significant.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

    TRANSLATION OF FOREIGN CURRENCIES--The Company considers the functional currency under SFAS No. 52, "Foreign Currency Translation," to be the local currency for its Canadian subsidiaries and its Mexican subsidiary.

    Assets and liabilities of the Company's Canadian and Mexican subsidiaries are converted to U.S. dollars using the current exchange rate at period-end, and revenues and expenses of these subsidiaries are translated at the average exchange rate during the period, with the resulting translation adjustment made to a separate component of member's equity.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from these estimates.

    CASH AND CASH EQUIVALENTS--Included in cash and cash equivalents are highly liquid cash investments with remaining maturities at date of purchase of three months or less.

    INVESTMENT SECURITIES--Investment securities consist of held-for-trading U.S. government obligations, certificates of deposit, eurodollar deposits and highly rated commercial paper, all of which are due within one year.These investment securities are stated at market value.

    INVENTORIES--Inventories consist of raw materials, spare parts and supplies, and finished goods.Inventories are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Finished goods inventories include raw materials, direct and indirect labor costs, and factory overhead.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets. Plant and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Estimated useful lives are as follows:

ASSET                                                          USEFUL LIFE
-----                                                         --------------
Buildings...................................................  25 to 40 years
Machinery and equipment.....................................   5 to 20 years
Furniture and fixtures......................................   3 to 10 years

    Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred.

    INTANGIBLE ASSETS--Intangible assets include primarily goodwill. Goodwill is amortized using the straight-line method over 40 years. Deferred financing costs are amortized over the term of the related debt using the effective interest method. Payments relating to noncompete agreements and multiple-year management contracts are amortized over the term of the applicable agreement or contract.

    Periodically, the Company reviews the recoverability of goodwill and other intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 1999.

    INSURANCE--The Company purchases commercial insurance policies to cover its insurance risks; however, certain of its subsidiaries are self-insured in certain states for workers' compensation, general liability and property and casualty coverages in excess of varying deductible amounts. Self-insurance liabilities are accrued based on claims filed and estimates for claims incurred but not reported.

    INCOME TAXES--As a limited liability company, the Company is not subject to corporate income taxes. Accordingly, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required. No distributions were required for 1999.

    STOCK-BASED COMPENSATION--The Company accounts for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.

    DERIVATIVE FINANCIAL INSTRUMENTS--The Company entered into interest-rate floor and cap agreements to reduce the impact of fluctuations in interest rates on its floating-rate long-term debt. At December 31, 1998, the Company had two interest rate cap agreements and an interest rate collar agreement outstanding, which were canceled June 30, 1999. Effective October 4, 1999, the Company entered into an interest rate cap agreement with the lender. The interest rate cap was for a notional amount of $75 million and effectively caps the interest rate at 7%. The agreement terminates October 9, 2001. The fair value of these agreements at December 31, 1998 and 1999, was not material.

    CONCENTRATION OF CREDIT RISK--Financial instruments that subject the Company to credit risk consists primarily of investment securities and accounts receivable. The Company places its temporary cash

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investment securities with high-credit qualified financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Sales to one customer amounted to approximately 15% of the Company's net sales for the period form July 2, 1999 through December 31, 1999 and accounts receivable from this customer amounted to approximately $17,300,000 at December 31, 1999. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amounts of the senior subordinated notes are a reasonable estimate of their fair value based on interest rates and other terms currently available to the Company. The carrying amounts of the term loans under the senior credit facility approximate their respective estimated fair values since floating rates, which approximate current market rates, are charged on these notes.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued in
June 1998, and establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this accounting pronouncement.

2.  INVENTORIES

    Inventories consist of the following at December 31, 1998 and 1999:

                                                           1998           1999
                                                       (PREDECESSOR)   (SUCCESSOR)
                                                       -------------   -----------
                                                         (DOLLARS IN THOUSANDS)
Raw materials........................................     $ 6,073        $21,876
Parts and supplies...................................          --          1,603
Finished goods.......................................       3,928         15,964
                                                          -------        -------
                                                          $10,001        $39,443
                                                          =======        =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1998 and 1999:

                                                           1998           1999
                                                       (PREDECESSOR)   (SUCCESSOR)
                                                       -------------   -----------
                                                         (DOLLARS IN THOUSANDS)
Land.................................................     $ 3,573        $ 10,953
Buildings............................................       5,911          20,751
Leasehold improvements...............................       4,479          15,909
Machinery and equipment..............................      36,593         241,063
Equipment under capital leases.......................       6,766          10,916
Furniture and equipment..............................       2,470           5,866
                                                          -------        --------
                                                           59,792         305,458

Less accumulated depreciation........................      12,674          51,924
                                                          -------        --------
                                                           47,118         253,534

Construction in progress.............................       8,298          30,296
                                                          -------        --------
                                                          $55,416        $283,830
                                                          =======        ========

4.  INTANGIBLES AND OTHER ASSETS

    Other assets consist of the following at December 31, 1998 and 1999:

                                                           1998           1999
                                                       (PREDECESSOR)   (SUCCESSOR)
                                                       -------------   -----------
                                                         (DOLLARS IN THOUSANDS)
Goodwill.............................................    $116,182        $540,708
Deferred financing costs.............................       3,104          22,108
Noncompete agreement.................................       2,001           1,160
Deposits and other...................................         846           1,169
                                                         --------        --------
                                                          122,133         565,145

Less accumulated amortization........................      (4,458)        (13,129)
                                                         --------        --------
                                                         $117,675        $552,016
                                                         ========        ========

    NONCOMPETE AGREEMENT--In 1997, the Company entered into a five-year noncompete agreement with a former management shareholder. During 1998, the noncompete agreement was revised to guarantee payments totaling $400,000 per year for five years. In addition, a nonguaranteed portion of up to $8,193,000 will be paid based on the valuation of the Company during future ownership changes. No amount was required to be provided at December 31, 1999 for potential nonguaranteed payments.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

5.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following at December 31, 1998 and 1999:

                                                           1998           1999
                                                       (PREDECESSOR)   (SUCCESSOR)
                                                       -------------   -----------
                                                         (DOLLARS IN THOUSANDS)
Provision for severances.............................     $ 1,288        $ 4,582
Provision for unfavorable leases and contracts.......       1,024             --
Noncancellable lease commitments on closed
  facilities.........................................       1,443          6,117
Employee compensation and benefits...................       4,152         15,512
Accrued interest.....................................          --         12,218
Accrued real estate and personal property taxes......          --          2,217
Other................................................       4,504         17,764
                                                          -------        -------
                                                          $12,411        $58,410
                                                          =======        =======

6.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998 and 1999:

                                                           1998           1999
                                                       (PREDECESSOR)   (SUCCESSOR)
                                                       -------------   -----------
                                                         (DOLLARS IN THOUSANDS)
Senior subordinated notes............................    $     --        $185,000
Senior credit facility--term loans...................          --         380,075
Capital lease obligations............................       4,644           4,988
Notes payable to a bank..............................     116,856              --
                                                         --------        --------
                                                          121,500         570,063
Less current portion.................................      (9,046)        (16,052)
                                                         --------        --------
                                                         $112,454        $554,011
                                                         ========        ========

    In connection with the mergers and contributions (Note 1), the Company issued Senior Subordinated Notes and entered into a new Senior Credit Facility and Revolving Credit Facility. As a result, all of the outstanding debt under the Company's loan agreement with a bank, which was amended on October 15, 1997, (the "Restated Loan Agreement") was repaid.

    SENIOR SUBORDINATED NOTES--The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185,000,000. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10-1/8%, payable semiannually in July and January of each year.

    SENIOR CREDIT FACILITY--The Senior Credit Facility (the "Facility") consists of three tranches of term loans in a total principal amount of $485,000,000 and a $90,000,000 revolving credit facility (the "Revolver"). The term loan facilities and Revolver are summarized below:

    - Tranche A--The tranche A term loan totals $150,000,000 in principal, of which $146,250,000 was outstanding at December 31, 1999. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

6.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)
    - Tranche B--The tranche B term loan totals $235,000,000 in principal, of which $233,825,000 was outstanding at December 31, 1999. The Company is required to repay installments on the tranche B term loan in annual principal amounts of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

    - Tranche C--The tranche C term loan totals $100,000,000 in principal and is uncommitted. Through July 2, 2002, the Company may request one or more lenders under the Facility to make one or more tranche C term loans, if the Company satisfies specified financial ratios and other conditions. The facility may, alternatively, take the form of additional revolving credit loans under the Revolver or a combination of one or more tranche C term loans and additional revolving credit loans. The lenders are not required, however, to make any tranche C term loans.

    - REVOLVING CREDIT FACILITY--At December 31, 1999, the Company had $17,500,000 outstanding under the Revolver, which expires in 2005. Additionally, the Company had approximately $7,328,000 of outstanding letters of credit under the Revolver.

      The Company pays a commitment fee on the unused commitments under the Revolver, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee to Bankers Trust Company.

    Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Bankers Trust Company, plus a margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Bankers Trust Company in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At December 31, 1999, the margin on base rate and eurodollar rate loans was .75% and 1.75%, respectively, for tranche A and the Revolver and 1.25% and 2.25%, respectively, for tranche B. Tranche A term loans and the Revolver and tranche B term loans bear interest at 7.94% and 8.44%, respectively, at December 31, 1999.

    The obligations under the Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and Capital and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as nonguarantor subsidiaries are considered inconsequential (See Note 13).

    The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter into certain sale and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Facility also requires the Company to maintain financial ratios relating to the maximum level of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. In addition, the Notes and Facility restrict the Company's ability to pay dividends. The Company is in compliance with the debt covenants at December 31, 1999.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

6.  REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)
    NOTES PAYABLE TO A BANK--Under the Restated Loan Agreement, J.P. Morgan Securities arranged a $27,000,000 Term Loan C (tranche C), maturing on
December 31, 2004, which was added to the Company's facilities. The facilities were comprised of a $40,000,000 revolver and a $45,600,000 Term Loan A (tranche
A), both maturing on November 12, 2002, and a $32,000,000 Term Loan B (tranche
B), maturing on November 12, 2003. All amounts outstanding under the Restated Loan Agreement were repaid on July 2, 1999.

    SCHEDULED MATURITIES--The scheduled annual maturities of long-term debt (excluding capital leases) at December 31, 1999, were as follows (in thousands):

Year ending December 31,
  2000......................................................  $ 13,600
  2001......................................................    21,100
  2002......................................................    28,600
  2003......................................................    36,100
  2004......................................................    39,850
Thereafter..................................................   425,825
                                                              --------
                                                              $565,075
                                                              ========

7.  OTHER LIABILITIES

    Other liabilities consist of the following at December 31, 1998 and 1999:

                                                           1998           1999
                                                       (PREDECESSOR)   (SUCCESSOR)
                                                       -------------   -----------
                                                         (DOLLARS IN THOUSANDS)
Noncancellable lease commitments on closed
  facilities.........................................     $ 8,447        $12,274
Advance from vendor..................................       2,500          1,487
Obligation under noncompete agreement................       1,500          1,084
Accrued terminated employee benefit plan
  obligation.........................................       1,345          1,404
Insurance reserves...................................          --         13,457
Accrued postretirement benefits......................          --          6,058
Other................................................       1,156          1,463
                                                          -------        -------
                                                          $14,948        $37,227
                                                          =======        =======

8.  EMPLOYEE BENEFITS

    The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and contributes to various multi employer union pension plans.

    DEFINED BENEFIT PLANS--The Company succeeded to a defined benefit pension plan for substantially all salaried employees of PCI hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit sharing annuity. The profit sharing annuity is based on the amount of profit sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993, is governed by the terms of the plan in effect at the time the

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8.  EMPLOYEE BENEFITS (CONTINUED)
termination occurred. The plan was frozen for future accruals as of December 31, 1999. In addition, the Company maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997, whose compensation level exceeds the limits within the defined benefit pension plan. The Plan was frozen for future accruals as of September 1, 1998.

    The Company also succeeded to a noncontributory defined benefit pension plan for substantially all hourly employees of PCI hired prior to August 1, 1997, who have attained 21 years of age. Plan benefits vary by location and by union contract, but are based primarily on years of service and the employee's highest wage classification for 12 consecutive months in the five-year period prior to retirement. Normal retirement is at age 65, with at least a five-year period of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

    Subject to the limitation on deductibility imposed by federal income tax laws, the Company's policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds and U.S. government and government agency obligations.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--The Company provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993. The Company's policy is to fund the cost of medical benefits as claims are issued.

    At July 2, 1999, as part of the purchase accounting adjustments regarding the Suiza Packaging acquisition, the accrued pension liability and accrued postretirement benefit liability were adjusted to fair value, and all previously unrecognized gains and losses were recognized as part of the purchase allocation.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8.  EMPLOYEE BENEFITS (CONTINUED)
    The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension and postretirement benefit plans:

                                                                       OTHER
                                                       PENSION    POST-RETIREMENT
                                                       BENEFITS      BENEFITS
                                                       --------   ---------------
                                                         (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at July 2, 1999.................  $66,814        $ 5,821
  Service cost.......................................      619             55
  Interest cost......................................    2,480            214
  Actuarial gain.....................................   (3,864)          (332)
  Benefits paid......................................   (2,178)           (32)
                                                       -------        -------
Benefit obligation at December 31....................   63,901          5,726

Change in plan assets:
  Fair value of plan assets at July 2, 1999..........   66,921             --
  Actual return on plan assets.......................    3,546             --
  Employer contribution..............................        6             32
  Plan participant contribution......................       --             99
  Benefits paid......................................   (2,178)          (131)
                                                       -------        -------
Fair value of plan assets at December 31.............   68,295             --

Funded status........................................    4,394         (5,726)
Unrecognized actuarial gain..........................   (4,526)          (332)
                                                       -------        -------
Accrued benefit cost.................................  $  (132)       $(6,058)
                                                       =======        =======
Weighted average assumptions as of December 31:
  Discount rate......................................    8.00%          8.00%
  Expected asset return..............................    9.00%          9.00%
  Rate of compensation increase......................    5.00%

    The components of net periodic benefit cost for the period from July 2, 1999 through December 31, 1999 are as follows:

                                                                       OTHER
                                                       PENSION    POST-RETIREMENT
                                                       BENEFITS      BENEFITS
                                                       --------   ---------------
                                                         (DOLLARS IN THOUSANDS)
Service cost.........................................  $   619         $ 55
Interest cost........................................    2,480          214
Expected return on plan assets.......................   (2,884)          --
                                                       -------         ----
  Net periodic benefit cost..........................  $   215         $269
                                                       =======         ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 1999 and the postretirement benefit obligation as of

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8.  EMPLOYEE BENEFITS (CONTINUED)
December 31, 1999 by $35,000 and $560,000, respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 1999 and the postretirement benefit obligation as of December 31, 1999 by $30,000 and $501,000, respectively.

    DEFINED CONTRIBUTION PLAN--Employees of certain of the Company's subsidiaries are eligible to participate in a 401(k) employees savings plan. Employees who have completed one or more years of service and have met other requirements of the plans are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 15% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 25% of the employee's contribution. The matching contributions vest 100% after five years.

    The Company succeeded to a defined contribution plan that covers substantially all PCI's hourly employees who meet certain eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. The Company also succeeded to a defined contribution 401(k) savings plan that covers substantially all PCI's nonorganized salaried employees. Employees may contribute up to 12% and 8% of compensation on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of compensation. The Company matches up to 3% of employees' pretax contributions. Employees vest in the Company's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59 1/2, subject to certain penalties.

    MULTIEMPLOYER PLANS--The Company's PCI subsidiary contributes to various multiemployer union pension plans under its labor agreements.

    STOCK OPTION PLAN--During 1998, Suiza Packaging adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan were exercisable over a three-year period from the date of grant and could become exercisable upon the termination of an individual's employment following a change in control. As a result of the Company's merger, participants were able to convert options granted under the plan to the Modified Replacement Option Plan. As a result, 116,944 shares outstanding under the plan were converted to the Company's units, using a conversion rate of 2.9429, resulting in 344,766 options outstanding, none of which were exercisable at that date.

    The following table summarizes the information about stock options outstanding at December 31, 1999:

                                                             WEIGHTED
                                                              AVERAGE     WEIGHTED
                                                             REMAINING    AVERAGE
                                                            CONTRACTUAL   EXERCISE
                                                  SHARES       LIFE        PRICE
                                                 --------   -----------   --------
Range of exercise prices:
  $3.40........................................  264,382      10 years     $ 3.40
  $10.19.......................................   80,384      10 years      10.19

    If the Company had elected to follow the measurement provisions of SFAS
No. 123, "Accounting for Stock-Based Compensation", in accounting for its stock options, compensation expense would be

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8.  EMPLOYEE BENEFITS (CONTINUED)
recognized based on the fair value of options at the date of the grant. This amount was not material for the period from July 2, 1999 through December 31, 1999.

9. INCOME TAXES

    As a limited liability company, the Company is not subject to corporate income taxes. Accordingly, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required. Significant components of deferred income taxes prior to the contributions and mergers are as follows:

                                                               DECEMBER 31, 1998
                                                                 (PREDECESSOR)
                                                              -------------------
                                                              FEDERAL     STATE
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Deferred income tax assets:
  AMT credit................................................  $   359    $   185
  Accrued compensation......................................      306        157
  Allowance for doubtful accounts...........................      245        126
  Accrued liabilities.......................................    6,171      3,179
  NOL carryforward..........................................      265        137
  Other.....................................................      707        365
                                                              -------    -------
Total deferred income tax assets............................    8,053      4,149
Less valuation allowance....................................   (2,898)    (1,494)
                                                              -------    -------
Net deferred income tax assets..............................  $ 5,155    $ 2,655
                                                              =======    =======
Deferred income tax liabilities--Property and equipment.....  $(5,155)   $(2,655)
                                                              =======    =======

    The provision for income taxes attributable to the earnings before income taxes and extraordinary item consists of the following (dollars in thousands):

                                               PERIOD FROM     PERIOD FROM
                                               JANUARY 1,      OCTOBER 15,                     PERIOD FROM
                                                  1997            1997                         JANUARY 1,
                                                 THROUGH         THROUGH       YEAR ENDED         1999
                                               OCTOBER 15,    DECEMBER 31,    DECEMBER 31,       THROUGH
                                                  1997            1997            1998        JULY 1, 1999
                                              (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
                                              -------------   -------------   -------------   -------------
Current.....................................     $(1,578)         $105           $  (276)        $  (635)
Deferred....................................       2,777            --            (2,025)         (1,926)
Foreign.....................................          --            --              (535)           (329)
                                                 -------          ----           -------         -------
Income tax (expense)........................     $ 1,199          $105           $(2,836)        $(2,890)
                                                 =======          ====           =======         =======

    Provision has not been made for U.S. taxes on $5,243,000 of cumulative undistributed earnings of foreign subsidiaries since those earnings are intended to be permanently reinvested. The tax benefit allocated to the 1999 extraordinary charge was $781,000.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    The tax expense (benefit) was different from the amount computed by applying the federal statutory rate to the earnings before income taxes and extraordinary item as follows (dollars in thousands):

                                                                 PERIOD FROM
                                           PERIOD FROM        OCTOBER 15, 1997                               PERIOD FROM
                                         JANUARY 1, 1997           THROUGH             YEAR ENDED          JANUARY 1, 1999
                                             THROUGH            DECEMBER 31,          DECEMBER 31,         THROUGH JULY 1,
                                        OCTOBER 14, 1997            1997                  1998                  1999
                                       -------------------   -------------------   -------------------   -------------------
                                        AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                                       --------   --------   --------   --------   --------   --------   --------   --------
Tax at federal statutory rate........  $(3,051)     (34)%    $(1,332)     (34)%     $1,107       34%      $1,701       34%
Amortization of goodwill and other...    1,373       15          336        8        1,398       43          575       12
State taxes..........................       --       --           --       --          265        8          407        8
Valuation allowance..................      394        5          869       22          (82)      (3)          --       --
Other................................       85        1           22        1          148        5          207        4
                                       -------      ---      -------      ---       ------       --       ------      ---
Effective tax rate...................  $(1,199)     (13)%    $  (105)      (3)%     $2,836       87%      $2,890       58%
                                       =======      ===      =======      ===       ======       ==       ======      ===

10.  COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS--The Company is obligated under capital leases for a manufacturing facility, which expire in December 2000, and certain machinery and equipment, which expire in 2004. Included in the consolidated balance sheet are capital lease assets of $10,916,000 and accumulated amortization of $5,239,000 at December 31, 1999.

    The Company leases certain property, plant and equipment used in its operations under noncancellable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from two to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced.

    Future minimum lease payments at December 31, 1999, are summarized below (in thousands):

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                            --------   ---------
Year ending December 31:
  2000....................................................   $2,430     $14,650
  2001....................................................    2,051      13,776
  2002....................................................      793      11,420
  2003....................................................       55       9,849
  2004....................................................       58       5,269
Thereafter................................................       --       8,924
                                                             ------     -------
                                                              5,387     $63,888
                                                                        -------
Less portion representing interest........................      399
                                                             ------
Present value of minimum lease payments...................   $4,988
                                                             ------

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    CONTINGENCIES--The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management's opinion, the settlement of such matters is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In addition, the Company is a party to employment agreements with certain officers which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances.

11.  RELATED PARTY TRANSACTIONS

    MANAGEMENT AGREEMENT--In April 1999, the Company entered into a management agreement with Vestar Capital Partners to provide ongoing management services. The Company will pay an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization of the prior year and all out-of-pocket expenses regarding these services.

    Simultaneously with the closing of the transactions, the Company entered into the following agreements:

    - SUPPLY AGREEMENTS--The Company entered into agreements to supply Suiza with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods and Suiza Packaging prior to the transactions and are subject to adjustment based on changes in raw material, manufacturing and delivery costs.

    - TRADEMARK LICENSE AGREEMENT--The Company entered into a trademark license agreement with Continental Can Company, Inc. ("Continental Can"), a wholly owned subsidiary of Suiza. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Suiza owns 10% or more of Holdings. The Company will be required to pay Continental Can an annual trademark licensing free of $100,000 if Suiza owns less than 10% of Holdings.

    - TRANSITION SERVICE AGREEMENT--The Company entered into a transition service agreement with Suiza. Under the agreement, Suiza and its affiliates agreed to continue to supply office and other services to Holdings and the Company in the manner which and to the extent that they had historically provided these services to Suiza Packaging prior to the closing of the transactions. These services include the lease of office space at Suiza's actual allocable cost of rent; telephone services at Suiza's actual allocable cost; computer services at $50,000 per month; electricity services at $285,000 per month for all leased facilities; medical insurance policies and employee benefits for some of our senior officers at Suiza's actual allocable costs; and payments under insurance policies, letters of credit and related performance or payment guarantees regarding equipment leases, workers' compensation claims and related matters at Suiza's actual allocable share of payments. The transition services agreement terminated at December 31, 1999.

    The Company had bottle sales to Suiza of approximately $33,000,000 for the period from July 2, 1999 through December 31, 1999. Accounts receivable from Suiza at December 31, 1999 amounted to approximately $5,500,000.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

12.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                BALANCE AT                                         BALANCE AT
                                                BEGINNING                 RECOVERIES                 END OF
PERIOD ENDED                                    OF PERIOD    PROVISION   (WRITE-OFFS)    OTHER       PERIOD
------------                                    ----------   ---------   ------------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
PREDECESSOR
December 31, 1997.............................    $1,824      $  256        $  (648)      $257       $1,689
December 31, 1998.............................     1,689         418           (896)       155        1,366
July 1, 1999..................................     1,366         266           (160)        --        1,472

SUCCESSOR
December 31, 1999.............................     5,439       2,030         (1,325)        --        6,144

    The successor balance sheet at the beginning of the period includes allowance for doubtful accounts balances added as a result of the acquisition of Suiza Packaging (see Note 1).

    The provision for doubtful accounts in 1999 reflects amounts added to provide for the bankruptcy of a significant customer.

13.  SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    Consolidated Container Capital, Inc. ("Capital"), a wholly owned subsidiary of the Company was formed to serve as a co-issuer of the senior subordinated notes. Capital has only nominal assets, does not conduct any operations and was formed solely to act as co-issuer of the notes.

    The summary consolidating condensed financial statements of the Company's subsidiaries (the "Subsidiaries") are presented because the domestic subsidiaries have guaranteed the notes. The Subsidiaries included in the consolidating condensed financial statements presented below are all wholly owned and constitute all of the Company's direct and indirect subsidiaries. The guarantees of the Subsidiaries of the notes are full, unconditional, and joint and several. Separate financial statements of the Subsidiaries are not presented because management has determined that they would not be material to investors. There are no significant restrictions on the Company's ability to obtain funds from the Subsidiaries by dividend or loan.

    The outstanding notes are guaranteed by the following four companies:

    - Reid Plastics Group LLC, a wholly owned subsidiary of the Company

    - Plastic Containers LLC, a wholly owned subsidiary of the Company

    - Continental Plastic Containers LLC, a wholly owned subsidiary of Plastic Containers LLC

    - Continental Caribbean Containers, Inc., a wholly owned subsidiary of Plastic Containers LLC

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13.  SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    Consolidating Condensed Balance Sheet as of December 31, 1998 (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Total current assets........................    $ 40,263         $ 7,440       $  (918)       $ 46,785
Property and equipment......................      53,726           2,528          (838)         55,416
Intangibles and other assets................     117,891             227          (443)        117,675
Investment in nonguarantor subsidiaries.....       6,517              --        (6,517)             --
                                                --------         -------       -------        --------
                                                $218,397         $10,195       $(8,716)       $219,876
                                                ========         =======       =======        ========
CURRENT LIABILITIES:
  Accounts payable..........................    $ 10,619         $ 2,041       $(1,376)       $ 11,284
  Other current liabilities.................      12,382           1,529        (1,500)         12,411
  Current portion of long-term debt.........       9,046              --            --           9,046
                                                --------         -------       -------        --------
    Total current liabilities...............      32,047           3,570        (2,876)         32,741
Long-term debt..............................     112,454              --            --         112,454
Other liabilities...........................      22,650             108            --          22,758
Minority interest...........................          --              --           677             677
Total shareholders' equity..................      51,246           6,517        (6,517)         51,246
                                                --------         -------       -------        --------
                                                $218,397         $10,195       $(8,716)       $219,876
                                                ========         =======       =======        ========

    Consolidating Condensed Balance Sheet as of December 31, 1999 (Successor):

                                               CONSOLDIATED
                                                CONTAINER                                   CONSOLDIATED
                                                 COMPANY                                     CONTAINER
                                                GUARANTOR     NONGUARANTOR                    COMPANY
                                               SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ------------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Total current assets.........................    $148,258        $ 9,642       $(3,157)       $154,743
Property and equipment.......................     282,055          2,415          (640)        283,830
Intangibles and other assets.................     551,330         (2,620)        3,306         552,016
Investment in nonguarantor subsidiaries......       5,627             --        (5,627)             --
                                                 --------        -------       -------        --------
                                                 $987,270        $ 9,437       $(6,118)       $990,589
                                                 ========        =======       =======        ========
CURRENT LIABILITIES:
  Accounts payable...........................    $ 47,887        $ 3,370       $  (939)       $ 50,318
  Other current liabilities..................      57,765            440           205          58,410
  Revolving credit facility..................      17,500             --            --          17,500
  Current portion of long-term debt..........      16,052             --            --          16,052
                                                 --------        -------       -------        --------
    Total current liabilities................     139,204          3,810          (734)        142,280
Long-term debt...............................     554,011             --            --         554,011
Other liabilities............................      37,227             --            --          37,227
Minority interest............................                         --           243             243
Total member's equity........................     256,828          5,627        (5,627)        256,828
                                                 --------        -------       -------        --------
                                                 $987,270        $ 9,437       $(6,118)       $990,589
                                                 ========        =======       =======        ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13. SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED) Period from January 1, 1997 through October 14, 1997 Consolidating Statement of Operations (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net sales...................................    $148,189         $19,428       $(2,867)       $164,750
Cost of sales...............................     131,673          15,740        (2,893)        144,520
                                                --------         -------       -------        --------

Gross profit................................      16,516           3,688            26          20,230

Selling, general and administrative.........      13,151             921            --          14,072
Restructuring charges.......................       9,162              --            --           9,162
Other (income) expense......................      (1,170)            301           245            (624)
Interest expense, net.......................       6,337              --            --           6,337
Equity in earnings of nonguarantor
  subsidiaries..............................      (1,652)             --         1,652              --
                                                --------         -------       -------        --------

Income (loss) before taxes..................      (9,312)          2,466        (1,871)         (8,717)

Income tax expense (benefit)................      (2,013)            814            --          (1,199)

Minority interest in subsidiaries...........          --              --           285             285
                                                --------         -------       -------        --------
                                                $ (7,299)        $ 1,652       $(2,156)       $ (7,803)
                                                ========         =======       =======        ========

    Period from October 15, 1997 through December 31, 1997 Consolidating Statement of Operations (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net sales...................................     $29,097         $4,856         $(717)         $33,236
Cost of sales...............................      28,621          3,935          (724)          31,832
                                                 -------         ------         -----          -------

Gross profit................................         476            921             7            1,404

Selling, general and administrative.........       3,285            154            --            3,439
Restructuring charges.......................          --             --            --               --
Other (income) expense......................         (82)            30            25              (27)
Interest expense, net.......................       1,909             --            --            1,909
Equity in earnings of nonguarantor
  subsidiaries..............................        (480)            --           480               --
                                                 -------         ------         -----          -------

Income (loss) before taxes..................      (4,156)           737          (498)          (3,917)

Income tax expense (benefit)................        (342)           237            --             (105)
Minority interest in subsidiaries...........          --             --           (61)             (61)
                                                 -------         ------         -----          -------
                                                 $(3,814)        $  500         $(559)         $(3,873)
                                                 =======         ======         =====          =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13. SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED) Year Ended December 31, 1998 Consolidating Statement of Operations
(Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net sales...................................    $156,199         $24,491       $(5,556)       $175,134
Cost of sales...............................     129,059          22,072        (6,419)        144,712
                                                --------         -------       -------        --------

Gross profit................................      27,140           2,419           863          30,422

Selling, general and administrative.........      17,753             263            --          18,016
Other (income) expense......................      (3,324)            582         1,395          (1,347)
Interest expense, net.......................      10,490               7            --          10,497
Equity in earnings of nonguarantor
  subsidiaries..............................      (1,487)             --         1,487              --
                                                --------         -------       -------        --------

Income (loss) before taxes..................       3,708           1,567        (2,019)          3,256

Income tax expense (benefit)................       2,756              80            --           2,836

Minority interest in subsidiaries...........          --              --           (54)            (54)
                                                --------         -------       -------        --------
                                                $    952         $ 1,487       $(2,073)       $    366
                                                ========         =======       =======        ========

    Period from January 1, 1999 through July 1, 1999 Consolidating Statement of Operations (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net sales...................................     $75,580         $11,334       $(1,491)        $85,423
Cost of sales...............................      58,945          11,110        (2,644)         67,411
                                                 -------         -------       -------         -------

Gross profit................................      16,635             224         1,153          18,012
Selling, general and administrative.........       8,876             125            --           9,001
Other (income) expense......................        (454)            (50)           26            (478)
Interest expense, net.......................       4,406             (18)           96           4,484
Equity in earnings of nonguarantor
  subsidiaries..............................        (167)             --           167              --
                                                 -------         -------       -------         -------

Income (loss) before taxes..................       3,974             167           864           5,005
Income tax expense (benefit)................       2,890              --            --           2,890

Extraordinary item..........................       1,171              --            --           1,171

Minority interest in subsidiaries...........          --              --           250             250
                                                 -------         -------       -------         -------
                                                 $   (87)        $   167       $ 1,114         $ 1,194
                                                 =======         =======       =======         =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13. SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED) Period from July 2, 1999 through December 31, 1999 Consolidating Statement of Operations (Successor):

                                                CONSOLIDATED
                                                 CONTAINER                                   CONSOLIDATED
                                                  COMPANY                                     CONTAINER
                                                 GUARANTOR     NONGUARANTOR                    COMPANY
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ------------   ------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Net sales.....................................    $377,594        $13,767       $(2,696)       $388,665
Cost of sales.................................     304,224         13,690        (2,696)        315,218
                                                  --------        -------       -------        --------
Gross profit..................................      73,370             77            --          73,447
Selling, general and administrative...........      37,209              2            --          37,211
Restructuring charges.........................       8,766                                        8,766
Other (income) expense........................        (219)            --            --            (219)
Interest expense, net.........................      27,009            (44)           --          26,965
Equity in earnings of nonguarantor
  subsidiaries................................        (119)            --           119              --
                                                  --------        -------       -------        --------
Income (loss) before taxes....................         724            119          (119)            724
Income tax expense (benefit)..................          --             --            --              --
Minority interest in subsidiaries.............          --             --           183             183
                                                  --------        -------       -------        --------
                                                  $    724        $   119       $    64        $    907
                                                  ========        =======       =======        ========

    Period from January 1, 1997 through October 14, 1997 Consolidating Condensed Statement of Cash Flows (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by operating activities...     $ 5,122         $1,930        $(1,559)        $ 5,493
                                                 -------         ------        -------         -------
Cash flows from investing activities:
  Capital expenditures......................      (8,697)          (616)            --          (9,313)
  Proceeds from disposal of property and
    equipment...............................         801             --             --             801
                                                 -------         ------        -------         -------
                                                  (7,896)          (616)            --          (8,512)
                                                 -------         ------        -------         -------
Cash flows from financing activities:
  Net proceeds from revolving line of
    credit..................................       2,500             --             --           2,500
  Principal payments on notes payable to
    banks...................................      (3,612)            --             --          (3,612)
  Payments on other notes payable and
    capital leases..........................      (1,570)            --             --          (1,570)
  Dividends paid............................        (257)            --             --            (257)
                                                 -------         ------        -------         -------
                                                  (2,939)            --             --          (2,939)
                                                 -------         ------        -------         -------
Net increase (decrease) in cash and cash
  equivalents...............................      (5,713)         1,314         (1,559)         (5,958)
Cash and cash equivalents, beginning of
  period....................................       3,448          1,257          1,957           6,662
                                                 -------         ------        -------         -------
Cash and cash equivalents, end of period....     $(2,265)        $2,571        $   398         $   704
                                                 =======         ======        =======         =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13.  SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    Period from October 15, 1997 through December 31, 1997 Consolidating Condensed Statement of Cash Flows (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by operating activities...    $  1,516         $  530         $(365)        $  1,681
                                                --------         ------         -----         --------
Cash flows from investing activities:
  Capital expenditures......................      (4,785)            --            --           (4,785)
  Proceeds from disposal of property and
    equipment...............................         280             --            --              280
                                                --------         ------         -----         --------
                                                  (4,505)            --            --           (4,505)
                                                --------         ------         -----         --------
Cash flows from financing activities:
  Net proceeds from revolving line of
    credit..................................       7,000             --            --            7,000
  Borrowing under notes payable to banks....      27,000             --            --           27,000
  Principal payments on notes payable to
    banks...................................     (10,608)            --            --          (10,608)
  Payments on other notes payable and
    capital leases..........................      (4,662)            --            --           (4,662)
  Payment of deferred financing costs and
    other acquisition costs.................      (8,328)            --            --           (8,328)
  Issuance of new common stock..............      60,000             --            --           60,000
  Repurchase of old common stock............     (35,139)            --            --          (35,139)
  Escrow deposits...........................      (7,000)            --            --           (7,000)
  Redemption of senior preferred stock......     (18,421)            --            --          (18,421)
  Redemption of Series A preferred stock....      (1,769)            --            --           (1,769)
  Payments on noncompete agreements.........      (1,516)            --            --           (1,516)
                                                --------         ------         -----         --------
                                                   6,557             --            --            6,557
                                                --------         ------         -----         --------
Net increase (decrease) in cash and cash
  equivalents...............................       3,568            530          (365)           3,733
Cash and cash equivalents, beginning of
  period....................................      (2,265)         2,571           398              704
                                                --------         ------         -----         --------
Cash and cash equivalents, end of period....    $  1,303         $3,101         $  33         $  4,437
                                                ========         ======         =====         ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13. SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED) Year Ended December 31, 1998 Consolidating Condensed Statement of Cash Flows
(Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating
  activities................................
                                                $ 10,805         $   (96)        $642         $ 11,351
                                                --------         -------         ----         --------
Cash flows from investing activities:
  Capital expenditures......................     (11,776)           (932)          --          (12,708)
  Proceeds from disposal of property and
    equipment...............................       1,651              --           --            1,651
                                                --------         -------         ----         --------
                                                 (10,125)           (932)          --          (11,057)
                                                --------         -------         ----         --------
Cash flows from financing activities:
  Principal payments on notes payable to
    banks...................................        (647)             --           --             (647)
  Payments on other notes payable and
    capital leases..........................      (1,709)             --           --           (1,709)
  Payment of deferred financing costs and
    other acquisition costs.................        (867)             --           --             (867)
  Escrow deposits...........................       4,000              --           --            4,000
  Payments on noncompete agreements.........        (100)             --           --             (100)
                                                --------         -------         ----         --------
                                                     677              --           --              677
                                                --------         -------         ----         --------
Net increase (decrease) in cash and cash
  equivalents...............................       1,357          (1,028)         642              971
Cash and cash equivalents, beginning of
  period....................................       1,303           3,101           33            4,437
                                                --------         -------         ----         --------
Cash and cash equivalents, end of period....    $  2,660         $ 2,073         $675         $  5,408
                                                ========         =======         ====         ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13. SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED) Period from January 1, 1999 through July 1, 1999 Consolidating Condensed
Statement of Cash Flows (Predecessor):

                                              REID PLASTICS
                                                EXCLUDING
                                              NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                              SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------------   ------------   ------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating
  activities................................
                                                $    (416)       $1,120         $(675)        $      29
                                                ---------        ------         -----         ---------
Cash flows from investing activities:
  Capital expenditures......................       (4,805)         (324)           --            (5,129)
  Proceeds from disposal of property and
    equipment...............................           58            --            --                58
  Other assets..............................           96            --            --                96
                                                ---------        ------         -----         ---------
                                                   (4,651)         (324)           --            (4,975)
                                                ---------        ------         -----         ---------
Cash flows from financing activities:
  Principal payments on notes payable to
    banks...................................     (113,356)           --            --          (113,356)
  Payments on other notes payable and
    capital leases..........................       (4,312)           --            --            (4,312)
  Capital contributions.....................      122,117            --            --           122,117
                                                ---------        ------         -----         ---------
    Net cash provided by financing
      activities............................        4,449            --            --             4,449
                                                ---------        ------         -----         ---------
Net increase (decrease) in cash and cash
  equivalents...............................         (618)          796          (675)             (497)
Cash and cash equivalents, beginning of
  period....................................        2,660         2,073           675             5,408
                                                ---------        ------         -----         ---------
Cash and cash equivalents, end of period....    $   2,042        $2,869         $  --         $   4,911
                                                =========        ======         =====         =========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

13. SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED) Period from July 2, 1999 through December 31, 1999 Consolidating Condensed
Statement of Cash Flows (Successor):

                                               CONSOLIDATED
                                                CONTAINER                                   CONSOLIDATED
                                                 COMPANY                                     CONTAINER
                                                GUARANTOR     NONGUARANTOR                    COMPANY
                                               SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ------------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating
  activities.................................
                                                 $ 28,339        $  (901)     $       --      $ 27,438
                                                 --------        -------      ----------      --------
Cash flows from investing activities:
  Capital expenditures.......................     (24,680)          (260)             --       (24,940)
  Proceeds from disposal of property and
    equipment................................         590             --              --           590
  Other......................................       4,231             --              --         4,231
  Cash paid for acquisitions, net of cash
    acquired.................................       4,605             --              --         4,605
                                                 --------        -------      ----------      --------
                                                  (15,254)          (260)             --       (15,514)
                                                 --------        -------      ----------      --------
Cash flows from financing activities:
  Principal payments on notes payable to
    banks....................................     (10,000)            --              --       (10,000)
  Payments on other notes payable and capital
    leases...................................      (6,157)            --              --        (6,157)
  Debt issuance cost.........................     (22,108)            --              --       (22,108)
  Issuance of member units...................      56,272             --              --        56,272
  Borrowings under credit facilities.........     412,500             --              --       412,500
  Issuance of Senior Subordinated notes......     185,000             --              --       185,000
  Repayment of PCI notes.....................    (136,700)            --              --      (136,700)
  Payment of Suiza Packaging Debt............    (372,459)            --              --      (372,459)
  Capital contribution.......................    (122,117)            --              --      (122,117)
                                                 --------        -------      ----------      --------
                                                  (15,769)            --              --       (15,769)
                                                 --------        -------      ----------      --------
Net increase (decrease) in cash and cash
  equivalents................................      (2,684)        (1,161)             --        (3,845)
Cash and cash equivalents, beginning of
  period.....................................       2,042          2,869              --         4,911
                                                 --------        -------      ----------      --------
Cash and cash equivalents, end of period.....    $   (642)       $ 1,708      $       --      $  1,066
                                                 ========        =======      ==========      ========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Suiza Foods Corporation
  Dallas, Texas

    We have audited the accompanying combined balance sheet of Franklin Plastics, Inc. and subsidiaries ("Franklin") and Plastic Containers, Inc. and subsidiaries ("PCI"), collectively "Suiza Packaging" or the "Company," as of December 31, 1998, and the related combined statements of operations, stockholders' equity and cash flows for the five-month period from the date of acquisition of Franklin (July 31, 1997) to December 31, 1997 and the year ended December 31, 1998. The combined financial statements include the accounts of Franklin from its date of acquisition on July 31, 1997, and PCI from its date of acquisition on May 29, 1998, both of which are majority-owned subsidiaries of Suiza Foods Corporation. We have also audited the combined statements of operations, stockholders' equity and cash flows of the predecessor of Franklin, Plastics Management Group, for the four-month pre-acquisition period from April 1, 1997 to July 30, 1997. These combined financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Suiza Packaging at December 31, 1998, and their combined results of operations and cash flows for the five-month period ended December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.

    In addition, in our opinion, the combined predecessor financial statements present fairly, in all material respects, the results of operations and cash flows of Plastics Management Group for the four-month period ended July 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

February 9, 1999
(April 30, 1999, as to Note 17)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
  Plastics Management Group:

    We have audited the accompanying combined statements of operations, stockholders' equity and cash flows of Plastics Management Group for the six month period ended March 31, 1997. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, Plastic Management Group's results of operations and cash flows for the six month period ended March 31, 1997, in conformity with generally accepted accounting principles.

PricewaterhouseCoopers LLP

Boston, Massachusetts
July 1, 1997

                                SUIZA PACKAGING

                             COMBINED BALANCE SHEET

                        DECEMBER 31, 1998 (IN THOUSANDS)

                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,681
  Temporary investments.....................................     9,216
  Accounts receivable, net of allowance for doubtful
    accounts of $2,078......................................    44,714
  Inventories...............................................    23,365
  Prepaid expenses and other current assets.................       676
  Deferred income taxes.....................................     2,395
                                                              --------
    Total current assets....................................    82,047

PROPERTY, PLANT AND EQUIPMENT...............................   218,644

DEFERRED INCOME TAXES.......................................    23,937

INTANGIBLE AND OTHER ASSETS.................................   267,277
                                                              --------

TOTAL ASSETS................................................  $591,905
                                                              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 63,926
  Dividends payable.........................................     7,906
  Revolving credit facility.................................    26,370
  Current portion of long-term debt.........................     6,032
                                                              --------
    Total current liabilities...............................   104,234

LONG-TERM DEBT..............................................   372,339

DEFERRED INCOME TAXES.......................................     7,098

OTHER LONG-TERM LIABILITIES.................................    22,359

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, $1,000 stated
    value--1,000,000 shares authorized; 72,594 shares issued
    and outstanding.........................................    72,594
  Common stock, $.001 par value--5,000,000 shares
    authorized, 1,451,877 shares, issued and outstanding....         1
  Additional paid-in capital................................    14,899
  Retained deficit..........................................    (1,619)
                                                              --------
    Total stockholders' equity..............................    85,875
                                                              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $591,905
                                                              ========

                  See notes to combined financial statements.

                                SUIZA PACKAGING

                       COMBINED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                      PREDECESSOR
                                              ---------------------------
                                              SIX-MONTH                          FIVE-MONTH
                                                PERIOD       FOUR-MONTH            PERIOD
                                                ENDED          PERIOD               ENDED        YEAR ENDED
                                              MARCH 31,        ENDED            DECEMBER 31,    DECEMBER 31,
                                                 1997      JULY 31, 1997            1997            1998
                                              ----------   --------------       -------------   -------------
NET SALES...................................   $48,781         $40,847             $49,699        $367,903

COST OF SALES...............................    43,292          36,447              38,995         283,122
                                               -------         -------             -------        --------
  Gross profit..............................     5,489           4,400              10,704          84,781

OPERATING EXPENSES:
  Selling, general and administrative.......     1,115             706               5,347          33,075
  Amortization of intangibles...............        48              32                 947           5,126
                                               -------         -------             -------        --------
    Total operating expenses................     1,163             738               6,294          38,201
                                               -------         -------             -------        --------
INCOME FROM OPERATIONS......................     4,326           3,662               4,410          46,580

OTHER EXPENSE:
  Interest expense, net.....................      (932)           (618)             (4,663)        (26,847)
  Other expense, net........................      (176)                                                (62)
                                               -------         -------             -------        --------
    Total other expense.....................    (1,108)           (618)             (4,663)        (26,909)
                                               -------         -------             -------        --------

INCOME (LOSS) BEFORE INCOME TAXES...........     3,218           3,044                (253)         19,671

INCOME TAX EXPENSE..........................       218             190                 228           9,486
                                               -------         -------             -------        --------

NET INCOME (LOSS)...........................   $ 3,000         $ 2,854             $  (481)       $ 10,185
                                               =======         =======             =======        ========

                  See notes to combined financial statements.

                                SUIZA PACKAGING

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL   RETAINED        TOTAL
                                       -------------------   --------------------    PAID-IN     EARNINGS    STOCKHOLDERS'
                                        SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     (DEFICIT)      EQUITY
                                       --------   --------   ---------   --------   ----------   ---------   -------------
PREDECESSOR

BALANCE, OCTOBER 1, 1996.............       --    $    --        1,660   $   143     $ 1,548      $ 5,789       $ 7,480

  Repurchase of common stock.........                             (200)      (21)                                   (21)
  Stockholders' distribution.........                                                                (751)         (751)
  Net income.........................                                                               3,000         3,000
                                        ------    -------    ---------   -------     -------      -------       -------

BALANCE, MARCH 31, 1997..............       --         --        1,460       122       1,548        8,038         9,708

  Stockholders' distribution.........                                                              (3,380)       (3,380)
  Net income.........................                                                               2,854         2,854
                                        ------    -------    ---------   -------     -------      -------       -------

BALANCE, JULY 31, 1997...............       --    $    --        1,460   $   122     $ 1,548      $ 7,512       $ 9,182
                                        ======    =======    =========   =======     =======      =======       =======

SUIZA PACKAGING

  Common stock issued................       --    $    --      453,425   $    --     $ 4,535      $    --       $ 4,535
  Preferred stock issued.............   22,671     22,671                                                        22,671
  Issuance of warrants...............                                                    383                        383
  Preferred dividends declared.......                                                              (1,417)       (1,417)
  Net loss...........................                                                                (481)         (481)
                                        ------    -------    ---------   -------     -------      -------       -------
BALANCE, DECEMBER 31, 1997...........   22,671     22,671      453,425        --       4,918       (1,898)       25,691

  Common stock issued................                          998,452         1       9,981                      9,982
  Preferred stock issued.............   49,923     49,923                                                        49,923
  Stockholder distribution...........                                                              (2,000)       (2,000)
  Preferred dividends declared.......                                                              (7,906)       (7,906)
  Net income.........................                                                              10,185        10,185
                                        ------    -------    ---------   -------     -------      -------       -------

BALANCE, DECEMBER 31, 1998...........   72,594    $72,594    1,451,877   $     1     $14,899      $(1,619)      $85,875
                                        ======    =======    =========   =======     =======      =======       =======

                  See notes to combined financial statements.

                                SUIZA PACKAGING

                       COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            PREDECESSOR
                                                    ---------------------------
                                                    SIX-MONTH                      FIVE-MONTH
                                                      PERIOD       FOUR-MONTH        PERIOD
                                                      ENDED          PERIOD           ENDED        YEAR ENDED
                                                    MARCH 31,        ENDED        DECEMBER 31,    DECEMBER 31,
                                                       1997      JULY 31, 1997        1997            1998
                                                    ----------   --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................   $ 3,000         $ 2,854        $    (481)      $  10,185
  Adjustments to net income (loss):
    Depreciation and amortization.................     2,820           2,149            2,233          17,333
    Loss on disposal of assets....................                                                         62
    Deferred income taxes.........................                                        228          10,194
    Changes in assets and liabilities, net of
      acquisitions:
      Receivables.................................     1,063          (3,333)            (727)         (4,113)
      Inventories.................................      (123)           (120)            (154)          2,154
      Prepaid expenses and other assets...........      (477)            269              142             111
      Accounts payable and accrued expenses.......       800              89            7,983          (9,160)
                                                     -------         -------        ---------       ---------
        Net cash provided by operating
          activities..............................     7,083           1,908            9,224          26,766
                                                     -------         -------        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of temporary
    investments...................................                                                     26,740
  Purchase of temporary investments...............                                                    (13,790)
  Additions to property, plant and equipment......    (7,335)         (7,402)          (9,343)        (63,721)
  Cash paid for acquisitions, net of cash
    acquired......................................       (45)                        (136,027)        (91,700)
                                                     -------         -------        ---------       ---------
        Net cash used in investing activities.....    (7,380)         (7,402)        (145,370)       (142,471)
                                                     -------         -------        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid and stockholders' distributions,
    net...........................................    (2,571)         (3,380)                          (3,417)
  Net borrowings from parent company..............                     8,874          108,822         100,097
  Issuance of common and preferred stock..........                                     27,206          25,343
  Issuance of warrants............................                                        383
  Repayment of long-term debt.....................       (48)                                          (4,902)
  Borrowings on debt..............................     2,077
                                                     -------         -------        ---------       ---------
        Net cash provided by (used in) financing
          activities..............................      (542)          5,494          136,411         117,121
                                                     -------         -------        ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................      (839)             --              265           1,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....       839                                              265
                                                     -------         -------        ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........   $    --         $    --        $     265       $   1,681
                                                     =======         =======        =========       =========

                  See notes to combined financial statements.

                                SUIZA PACKAGING

            NOTES TO COMBINED FINANCIAL STATEMENTS FOR 1997 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--Suiza Packaging (the "Company") includes the operations of Franklin Plastics, Inc. and subsidiaries ("Franklin"), a majority-owned subsidiary of Suiza Foods Corporation ("Suiza" or the "Parent"); and Plastics Containers, Inc. and subsidiaries ("PCI"), an indirect majority-owned subsidiary of Suiza. On July 31, 1997, Franklin was acquired by Suiza and on May 29, 1998, PCI and its immediate parent company, Continental Can Company, Inc. ("Continental Can"), were acquired by Suiza. Both of these acquisitions have been accounted for using the purchase method of accounting, and the related accounting adjustments, including goodwill, have been pushed down and are reflected in the combined financial statements of the Company as of their respective acquisition dates. The combined financial statements of the Company for the periods before July 31, 1997, were prepared using the predecessor's historical basis of accounting. Because of the application of the purchase method of accounting, as of the respective acquisition dates of Franklin and PCI, the operating results of Suiza Packaging and its predecessor, Plastics Management Group, are presented using different bases of accounting that affect the comparability of their operating results.

    The Company develops, manufactures and distributes a wide range of custom extrusion blow-mold plastic containers used primarily in the milk, juice and water industries. Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from these estimates.

    PRINCIPLES OF COMBINATION--The accompanying combined financial statements include the accounts of Franklin and PCI and their wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in combination.

    CASH AND CASH EQUIVALENTS--Included in cash and cash equivalents are highly liquid cash investments, with remaining maturities at date of purchase of three months or less.

    TEMPORARY INVESTMENTS--Temporary investments consist of available-for-sale U.S. government obligations, certificates of deposit, Eurodollar deposits and highly rated commercial paper, all of which are due within one year. These temporary investments are stated at amortized cost, which approximates market value.

    INVENTORIES--Inventories consist of raw materials, spare parts and supplies, and finished goods inventories and are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Finished goods inventories include raw materials, direct labor costs and indirect labor and overhead costs.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Plant and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred.

                                SUIZA PACKAGING

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLE ASSETS--Intangible assets include primarily goodwill and are stated at cost and are amortized using the straight-line method over 40 years.

    INSURANCE--The Company purchases commercial insurance policies to cover its insurance risks; however, certain of its subsidiaries are self-insured in certain states for workers' compensation, general liability, and property and casualty coverages in excess of varying deductible amounts. Self-insurance liabilities are accrued based on claims filed and estimates for claims incurred but not reported.

    RESEARCH, DEVELOPMENT AND ENGINEERING--Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the year ended
December 31, 1998, were $5.1 million. There were no similar costs incurred prior to 1998.

    REVENUE--Revenue is recognized when the product is shipped to the customer. The Company provides credit terms to customers generally ranging up to 30 days, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses based on historical experience.

    INCOME TAXES--Deferred income taxes are provided for temporary differences in the financial statement and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carryforwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary. Beginning with the acquisition by Suiza on July 31, 1997, the Company has been included in the consolidated federal income tax return of Suiza; however, income taxes in the combined financial statements have been provided as if the Company filed a separate income tax return. Prior to July 31, 1997, the predecessor was organized as a group of affiliated companies under Subchapter S of the Internal Revenue Code, and was not subject to corporate-level federal income taxes. Accordingly, income generated by the predecessor was taxed to the stockholders individually, and no federal income tax expense was recorded in the predecessor financial statements.

    ASSET IMPAIRMENT--In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued in June 1998, and establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the year ending December 31, 2000. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the combined financial position, results of operations or cash flows.

2.  ACQUISITIONS

    On July 31, 1997, Suiza formed Suiza Packaging and purchased the net assets of Plastics Management Group for approximately $136 million in cash, which was funded primarily by borrowings under Suiza's senior credit facilities. In connection with this acquisition, Suiza Packaging sold warrants

                                SUIZA PACKAGING

2.  ACQUISITIONS (CONTINUED)
to the former stockholders of Plastics Management Group to acquire 91,880 shares of common stock of Suiza Packaging (equal to 17.5% of the outstanding common stock) at an exercise price of $10 per share in consideration for a cash payment of $383,000, which approximated the fair market value of such warrants. Pursuant to a stockholders' agreement, the purchase price of Plastics Management Group was pushed down to Suiza Packaging with the following capital structure:

    - 55% of the purchase price in the form of senior notes payable to Suiza

    - 25% of the purchase price in the form of mezzanine notes payable to Suiza

    - 16 2/3% of the purchase price in the form of preferred stock issued to Suiza

    - 3 1/3% of the purchase price in the form of common stock issued to Suiza

    In addition to the push-down of the original purchase price of Plastics Management Group, the stockholders' agreement also required any future acquisitions of plastic packaging businesses by Suiza to be made on behalf of Suiza Packaging, with the related purchase prices pushed down to Suiza Packaging using the above-described capital structure. In addition, for future Suiza Packaging acquisitions, the warrant holders were entitled to protective participation rights whereby they could elect to purchase 17.5% of both the preferred and common stock issued by Suiza Packaging in connection with these future acquisitions.

    On May 29, 1998, Suiza issued approximately 2.5 million shares of its common stock or replacement stock options to the shareholders of Continental Can in exchange for substantially all of the issued and outstanding shares of common stock and stock options of Continental Can. The total purchase price for this acquisition, including assumed debt, was approximately $354.4 million, of which approximately $207.4 million of the purchase price was allocated to PCI based on PCI's relative contribution to Continental Can's operations.

    During 1998, in addition to the PCI acquisition, the Company completed the acquisition of eleven other plastic packaging businesses. The aggregate purchase price for the other acquisitions, none of which were individually significant, was $89.3 million. All of the acquisitions were funded primarily with borrowing under Suiza's senior credit facilities.

    These acquisitions were all accounted for using the purchase method of accounting as of their respective acquisition dates. Accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the combined financial statements. At the acquisition date, the purchase prices, which were pushed down to Suiza Packaging based on the capital structure discussed above, were allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their fair market values. The excess of the total purchase prices over

                                SUIZA PACKAGING

2.  ACQUISITIONS (CONTINUED)
the fair values of the net assets acquired represented goodwill. In connection with the 1997 and 1998 acquisitions, assets were acquired and liabilities were assumed as follows:

                                                            1997       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Total purchase prices, net of cash acquired.............  $136,027   $292,161

Fair value of net assets acquired:
  Fair value of assets acquired.........................    57,654    216,868
  Fair value of liabilities assumed.....................    12,588    106,561
                                                          --------   --------
  Total net assets acquired.............................    45,066    110,307
                                                          --------   --------
Goodwill................................................  $ 90,961   $181,854
                                                          ========   ========

    The following table presents the unaudited combined pro forma results of operations of Suiza Packaging as if these acquisitions had occurred at the beginning of each of the periods presented:

                                                            1997       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Net sales...............................................  $484,755   $512,151
                                                          ========   ========
Income (loss) before taxes..............................  $    (75)  $ 18,858
                                                          ========   ========
Net income (loss).......................................  $    (56)  $ 11,053
                                                          ========   ========

    The unaudited combined pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of 1997, nor do they purport to be indicative of the future results of operations of Suiza Packaging.

    Regarding the acquisition of PCI, a liability of $2.2 million was recognized relative to a plan to close PCI's Lima, Ohio, facility. This liability included approximately $.8 million for employee severance costs related to approximately 100 employees, including production, supervisory and administrative personnel located at the facility, and approximately $1.4 million for noncancelable lease obligations and related facility closing costs. The Company remains obligated under the facility lease through December 2000. In addition, the allocation of purchase price to fixed assets included a reduction of approximately
$5.7 million of carrying costs of the Lima facility to reduce such costs to their estimated fair values. This facility is expected to close by the end of the second quarter of 1999.

3.  INVENTORIES

    Inventory expenses as of December 31, 1998, are as follows (in thousands):

Raw materials...............................................  $ 9,586
Parts and supplies..........................................    3,045
Finished goods..............................................   10,734
                                                              -------
Total.......................................................  $23,365
                                                              =======

                                SUIZA PACKAGING

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment expenses as of December 31, 1998, are as follows (in thousands):

Land........................................................  $  7,350
Buildings and improvements..................................    24,586
Machinery and equipment.....................................   189,587
Furniture and fixtures......................................       808
Construction in progress....................................     9,913
                                                              --------
                                                               232,244
Less accumulated depreciation...............................   (13,600)
                                                              --------
Total.......................................................  $218,644
                                                              ========

5.  INTANGIBLE AND OTHER ASSETS

    Intangible and other assets expenses as of December 31, 1998, are as follows (in thousands):

Goodwill....................................................  $272,815
Deposits and other..........................................       535
                                                              --------
                                                               273,350
Less accumulated amortization...............................    (6,073)
                                                              --------
Total.......................................................  $267,277
                                                              ========

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses as of December 31, 1998, are as follows (in thousands):

Accounts payable............................................  $27,980
Accrued interest payable to Suiza...........................    9,499
Employee compensation and benefits..........................    8,629
Accrual for plant closings..................................    3,585
Accrued rebates.............................................    1,757
Other.......................................................   12,476
                                                              -------
Total.......................................................  $63,926
                                                              =======

                                SUIZA PACKAGING

7.  DEBT

    Debt as of December 31, 1998, is as follows (in thousands):

Revolving credit facility with Suiza........................  $ 26,370
                                                              ========
Long-term debt:
  Notes payable to Suiza:
    Senior notes payable....................................  $125,502
    Mezzanine notes payable.................................   118,749
  Senior secured notes payable..............................   131,114
  Capital lease obligations.................................     3,006
                                                              --------
                                                               378,371
Less current portion........................................    (6,032)
                                                              --------
Total.......................................................  $372,339
                                                              ========

    NOTES PAYABLE TO SUIZA--The Company has entered into various credit arrangements with Suiza, which include a non-interest-bearing revolving credit facility, payable on demand, to fund the Company's working capital and capital expenditure requirements, and senior and mezzanine notes payable to fund a portion of the purchase prices for acquired businesses pursuant to the capital structure required by the stockholders' agreement, as discussed in Note 2.

    The senior notes payable that are unsecured notes, were issued in connection with the Company's acquisitions, at various dates in 1997 and 1998, and require quarterly principal installments of 2% of the initial principal balance beginning September 30, 1999, and ending on their maturity date, June 30, 2004. Amounts outstanding under the senior notes bear interest, payable quarterly, at a floating rate based on the London Interbank Offering Rate plus 300 basis points. The interest rate in effect, including the applicable interest rate margin, was 8.78% at December 31, 1998.

    The mezzanine notes payable that are unsecured notes, were issued in connection with the Company's acquisitions, at various dates in 1997 and 1998, and are due in full on their maturity date, June 30, 2007. Of the amounts outstanding at December 31, 1998, approximately $57 million bear interest at a fixed rate of 12.5%, while the remaining $61.7 million bear interest at 13.9%. Interest on these notes is payable quarterly.

    SENIOR SECURED NOTES--The senior secured notes were issued in December 1996 and have an original par value of $125 million. These notes, which are due in 2006, bear interest at a fixed interest rate of 10%, payable semiannually in July and December of each year, and are secured by substantially all assets other than inventory, receivables and certain equipment of PCI, along with the stock of certain of PCI's subsidiaries. In connection with the acquisition of PCI in 1998, these notes were revalued to fair value using a market yield of 8.6% resulting in a premium of $10.4 million at the acquisition date. This premium is being amortized as an adjustment to interest expense over the life of the notes. These notes are redeemable, in whole or in part, at the option of PCI beginning on December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires PCI to offer to redeem the notes at a redemption price of 101% of par value upon the occurrence of certain other events. The tender offer to redeem these notes in connection with the acquisition of PCI resulted in the redemption of

                                SUIZA PACKAGING

7.  DEBT (CONTINUED)
$3.8 million of these notes. The indenture places certain restrictions on the payment of dividends, additional liens, disposition of the proceeds of asset sales, sale and leaseback transactions and additional borrowings.

    CAPITAL LEASE OBLIGATIONS--The Company is obligated under capital leases for a manufacturing facility, which expires in December 2000, and certain machinery and equipment, which expires in April 2000. The equipment lease arrangement commenced on April 1, 1996, in connection with the issuance of tax-exempt industrial development revenue bonds. Included in the combined balance sheet are capital lease assets of $4.5 million and accumulated amortization of $.3 million at December 31, 1998.

    Future minimum lease payments under these capital leases are as follows (in thousands):

Year ending December 31:
  1999......................................................  $1,172
  2000......................................................     919
  2001......................................................     871
  2002......................................................     349
                                                              ------
Total future minimum lease payments.........................   3,311
Less portion representing interest..........................    (305)
                                                              ------
Net minimum lease payments..................................  $3,006
                                                              ======

    SCHEDULED MATURITIES--The scheduled annual maturities of long-term debt at December 31, 1998, were as follows (in thousands):

                                                 SUIZA      OTHER
                                                 NOTES       DEBT      TOTAL
                                                --------   --------   --------
1999..........................................  $  5,020   $  1,012   $  6,032
2000..........................................    10,040        848     10,888
2001..........................................    10,040        784     10,824
2002..........................................    10,040        362     10,402
2003..........................................    10,040                10,040
Thereafter....................................   199,071    131,114    330,185
                                                --------   --------   --------
                                                $244,251   $134,120   $378,371
                                                ========   ========   ========

8.  OPERATING LEASES

    The Company leases certain property, plant and equipment used in its operations under noncancelable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment, and vehicles, have lease terms ranging from two to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Lease expense, including additional rent, was $11.6 million for the year ended December 31, 1998, $1.3 million for the five-month period ended

                                SUIZA PACKAGING

8.  OPERATING LEASES (CONTINUED)
December 31, 1997, $0.7 million for the four-month period ended July 31, 1997, and $2.1 million for the six-month period ended March 31, 1997.

    Future minimum lease payments at December 31, 1998, under noncancelable operating leases with terms in excess of one year are summarized below (in thousands):

1999........................................................  $16,833
2000........................................................   15,996
2001........................................................   15,473
2002........................................................   13,159
2003........................................................   11,211
Thereafter..................................................   12,283
                                                              -------
Total.......................................................  $84,955
                                                              =======

9.  INCOME TAXES

    The following table presents the provision for income taxes of Suiza Packaging for the periods presented (in thousands):

                                                       PREDECESSOR
                                                 -----------------------
                                                 SIX-MONTH    FOUR-MONTH    FIVE-MONTH
                                                   PERIOD       PERIOD        PERIOD
                                                   ENDED        ENDED          ENDED        YEAR ENDED
                                                 MARCH 31,     JULY 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997         1997          1997            1998
                                                 ----------   ----------   -------------   -------------
Current taxes payable:
  Federal......................................     $ --         $ --          $(869)         $(2,394)
  State........................................      218          190            304            1,114
Deferred income taxes..........................                                  793           10,766
                                                    ----         ----          -----          -------
Total..........................................     $218         $190          $ 228          $ 9,486
                                                    ====         ====          =====          =======

    For the periods ended prior to July 31, 1997, the Company had elected to be taxed as a Subchapter S Corporation whereby all of its income or losses passed through to its stockholders. Accordingly, no provision for federal income taxes is included in the combined financial statements for these periods. The following is a reconciliation of income taxes reported in the combined statements of operations (in thousands):

                                                       PREDECESSOR
                                                 -----------------------
                                                 SIX-MONTH    FOUR-MONTH    FIVE-MONTH
                                                   PERIOD       PERIOD        PERIOD
                                                   ENDED        ENDED          ENDED        YEAR ENDED
                                                 MARCH 31,     JULY 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997         1997          1997            1998
                                                 ----------   ----------   -------------   -------------
Tax expense at statutory rates.................     $ --         $ --          $(89)          $6,885
State income taxes, net of federal tax
  effect.......................................      218          190           275            1,740
Tax effect of nondeductible goodwill...........                                                  653
Other..........................................                                  42              208
                                                    ----         ----          ----           ------
Total..........................................     $218         $190          $228           $9,486
                                                    ====         ====          ====           ======

                                SUIZA PACKAGING

9.  INCOME TAXES (CONTINUED)

    The tax effects of temporary differences giving rise to deferred income tax assets and liabilities at December 31, 1998, were (in thousands):

Deferred income tax assets:
  Net operating loss carryforwards..........................  $ 18,022
  Vacation reserves.........................................     1,031
  Self-insurance reserves...................................     3,890
  Plant rationalization reserve.............................     1,736
  Postretirement benefit reserves...........................     3,373
  Premium on senior secured notes...........................     3,748
  Deferred financing costs..................................     1,826
  Allowance.................................................     1,034
  Other.....................................................     2,426
                                                              --------
                                                                37,086
Deferred income tax liabilities--depreciation and
  amortization..............................................   (17,852)
                                                              --------
Net deferred income tax assets..............................  $ 19,234
                                                              ========

    These net deferred income tax assets (liabilities) are classified in the combined balance sheet at December 31, 1998, as follows (in thousands):

Current assets..............................................  $ 2,395
Noncurrent assets...........................................   23,937
Noncurrent liabilities......................................   (7,098)
                                                              -------
Total.......................................................  $19,234
                                                              =======

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these temporary differences at December 31, 1998.

    At December 31, 1998, the Company has operating loss carryforwards for federal income tax purposes of approximately $50 million, which are available to offset future federal taxable income. The carryforward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $132,000 that are available to reduce future federal regular income taxes over an indefinite period, and research and development credits of approximately $480,000 available to reduce future federal income taxes through 2010.

10.  STOCKHOLDERS' EQUITY

    CAPITAL SHARES--Authorized capital shares of the Company include 1,000,000 shares of preferred stock with a par value and stated value of $.001 and $1,000 per share, respectively, and 5,000,000 shares

                                SUIZA PACKAGING

10.  STOCKHOLDERS' EQUITY (CONTINUED)
of common stock with a par value of $.001 per share. The rights and preferences of preferred stock are established by the Company's board of directors upon issuance.

    The shares of preferred stock outstanding include 72,594 and 22,671 shares at December 31, 1998 and 1997, respectively. These preferred shares have a cumulative dividend rate of 15% of their stated value and have a liquidation preference equal to $1,000 per share plus accumulated unpaid dividends.

    WARRANTS--In conjunction with the acquisition of the Plastics Management Group on July 31, 1997, 91,880 warrants were sold for $383,000, which approximated their fair value, to former stockholders of Plastics Management Group, giving such holders the right to purchase equity interests in the Company equal to 17.5% of the outstanding common stock at that date for $10 per share. These warrants are exercisable, in whole or in part, at various dates through July 31, 2007.

    STOCK OPTIONS--Under the stockholders' agreement, Suiza Packaging was authorized to grant stock options to key employees. During 1998, the Company adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants under the plan, and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan are exercisable over a three-year period from date of grant and may become exercisable upon the termination of an individual's employment following a change in control. At December 31, 1998, options for 89,836 shares had been granted and were outstanding at an exercise price of $10 per share, none of which were exercisable at that date. In addition, on February 1, 1999, the Company granted stock options for 28,358 shares of common stock to certain key employees at an exercise price of $30 per share, which approximated the fair market value of such shares at that date.

11.  EMPLOYEE BENEFITS

    Suiza Packaging sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and contributes to various multiemployer union pension plans. The following is a summary of amounts expensed under these plans (in thousands):

                                                      PREDECESSOR
                                              ---------------------------
                                              SIX-MONTH                          FIVE-MONTH
                                                PERIOD       FOUR-MONTH            PERIOD
                                                ENDED          PERIOD               ENDED        YEAR ENDED
                                              MARCH 31,        ENDED            DECEMBER 31,    DECEMBER 31,
                                                 1997      JULY 31, 1997            1997            1998
                                              ----------   --------------       -------------   -------------
Defined benefit plans.......................     $ --           $ --                $ --           $  194
Defined contribution plans..................      118                                147              935
Multiemployer plans.........................                                                          573
                                                 ----           ----                ----           ------
                                                 $118           $ --                $147           $1,702
                                                 ====           ====                ====           ======

    DEFINED BENEFIT PLANS--As of May 29, 1998, the Company succeeded to a defined benefit pension plan for substantially all salaried employees of PCI hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit sharing annuity. The profit sharing annuity is based on the amount of profit sharing contributions received for 1988 through 1992.

                                SUIZA PACKAGING

11.  EMPLOYEE BENEFITS (CONTINUED)
    Any employee who terminated employment prior to August 31, 1993, is governed by the terms of the plan in effect at the time the termination occurred. In addition, the Company maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997, whose compensation level exceeds the limits within the defined benefit pension plan.

    The Company also succeeded to a noncontributory defined benefit pension plan for substantially all hourly employees of PCI hired prior to August 1, 1997, who have attained 21 years of age. Plan benefits vary by location and by union contract, but are based primarily on years of service and the employee's highest wage classification for 12 consecutive months in the five-year period prior to retirement. Normal retirement is at age 65, with at least a five-year period of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

    Subject to the limitation on deductibility imposed by federal income tax laws, the Company's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds and U.S. government and government agency obligations.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--The Company provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993. The Company's policy is to fund the cost of medical benefits as claims are incurred.

    At May 29, 1998, as part of the purchase accounting adjustments in connection with the PCI acquisition, the accrued pension liability and accrued postretirement benefit liability were adjusted to fair value, and all previously unrecognized gains and losses were recognized as part of the purchase allocation.

                                SUIZA PACKAGING

11.  EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status of these plans and the amounts recognized in the balance sheet at December 31, 1998 (in thousands):

                                                                           OTHER
                                                                           POST-
                                                              PENSION    RETIREMENT
                                                              BENEFITS    BENEFITS
                                                              --------   ----------
Change in benefit obligation:
  Benefit obligation at acquisition date....................  $71,500      $ 5,900
  Service cost..............................................      865           49
  Interest cost.............................................    2,741          215
  Actuarial loss............................................    2,329          (63)
  Curtailment...............................................     (142)
  Benefits paid.............................................   (2,423)        (184)
                                                              -------      -------
Benefit obligation at end of year...........................   74,870        5,917

Change in plan assets:
  Fair value of plan assets at acquisition date.............   67,907
  Actual return on plan assets..............................    1,989
  Employer contribution.....................................    1,165          184
  Participant contributions.................................                   104
  Benefits paid.............................................   (2,423)        (288)
                                                              -------      -------
Fair value of plan assets at end of year....................   68,638           --
                                                              -------      -------
Funded status...............................................   (6,232)      (5,917)
Unrecognized actuarial gain.................................    3,752          (63)
                                                              -------      -------
Accrued benefit liability...................................  $(2,480)     $(5,980)
                                                              =======      =======
Weighted average assumptions as of December 31, 1998:
  Discount rate.............................................     6.5%         6.5%
  Expected asset return.....................................      9.0
  Rate of compensation increase.............................      5.0

    The components of net periodic benefit cost and net periodic postretirement benefit cost for the period from the date of acquisition (May 29, 1998) through December 31, 1998, were as follows (in thousands):

                                                                        OTHER
                                                                        POST-
                                                           PENSION    RETIREMENT
                                                           BENEFITS    BENEFITS
                                                           --------   ----------
Service costs............................................  $   865       $ 49
Interest costs...........................................    2,741        215
Expected return on plan assets...........................   (3,412)
                                                           -------       ----
Net periodic benefit cost................................  $   194       $264
                                                           =======       ====

                                SUIZA PACKAGING

11.  EMPLOYEE BENEFITS (CONTINUED)
    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would change the amount of the service and interest components and the postretirement benefit obligation by $37,000 and $535,000, respectively.

    DEFINED CONTRIBUTION PLAN--Employees of certain of the Company's subsidiaries are eligible to participate in a 401(k) employees' savings plan sponsored by Suiza and, prior to 1998, similar plans sponsored by individual subsidiaries. Employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 15% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 25% of the employee's contribution. The matching contributions vest 100% after five years.

    The Company succeeded to a defined contribution plan that covers substantially all PCI's hourly employees who meet certain eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities.

    The Company also succeeded to a contributory defined contribution 401(k) savings plan that covers substantially all PCI's nonorganized salaried employees. Employees may contribute up to 12% and 8% of compensation on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of compensation. The Company matches up to 3% of employees' pretax contributions. Employees vest in the Company's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59 1/2, subject to certain penalties.

    MULTIEMPLOYER PLANS--The Company's PCI subsidiary contributes to various multiemployer union pension plans pursuant to its labor agreements. Union benefit plan expense during 1998 was $0.6 million for the period subsequent to the acquisition date.

12.  MAJOR CUSTOMERS

    Sales to three customers comprised the following percentages of net sales for each of the two years ended December 31, 1997 and 1998:

                                                                1997       1998
                                                              --------   --------
Customer A..................................................      --       12.0%
Customer B..................................................    15.4%       4.6
Customer C..................................................    14.0        4.6

    For the six months ended March 31, 1997, two customers represented approximately 22% and 13% of the combined sales. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and billing and payment patterns.

    In addition to the above major sales to third-party customers, the Company sells finished products and raw materials to other Suiza subsidiaries. Sales to these affiliates approximated 11.2% and 4.7% of the Company's net sales for the years ended December 31, 1998 and 1997, respectively.

                                SUIZA PACKAGING

13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                         PREDECESSOR
                                                 ---------------------------
                                                 SIX-MONTH                      FIVE-MONTH
                                                   PERIOD       FOUR-MONTH        PERIOD
                                                   ENDED          PERIOD           ENDED        YEAR ENDED
                                                 MARCH 31,        ENDED        DECEMBER 31,    DECEMBER 31,
                                                    1997      JULY 31, 1997        1997            1998
                                                 ----------   --------------   -------------   -------------
Cash paid for interest.........................     $933           $618           $1,807          $22,464
Cash paid for taxes............................      301                                            4,341
Preferred dividends declared, but not paid.....                                    1,417            7,906
Issuance of preferred stock (noncash)..........                                                    34,561

14.  COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management's opinion, the settlement of such matters is not expected to have a material impact on the combined financial statements.

    In addition, the Company is a party to employment agreements with certain officers which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to disclose an estimate of the fair value of financial instruments as of December 31, 1998 and 1997. Differences between the historical carrying values and estimated fair values of financial instruments can occur for many reasons, including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions, as well as the inherent limitations in any estimation techniques.

    Due to their near-term maturities, the carrying amounts of accounts receivable, temporary investments, accounts payable and the revolving credit facility loans approximate their fair values. The Company's borrowings under the senior notes payable to Suiza are at variable interest rates, and their fair values approximate their carrying values. The Company's subordinated notes payable to Suiza and the senior secured notes of PCI bear interest at fixed interest rates. The subordinated notes payable to Suizahave a carrying value of $118.7 million at December 31, 1998, and the senior secured notes of PCI have a carrying value of $131.1 million at December 31, 1998. The following table summarizes the estimated fair values of these fixed rate notes at December 31, 1998 (in thousands):

Subordinated notes payable to Suiza.........................  $124,688
Senior secured notes of PCI.................................   127,470

16.  SUBSEQUENT EVENT

    On July 2, 1999, Suiza Packaging was acquired by Reid Plastics, Inc. simultaneously through the formation of Consolidated Container Company LLC ("CCC"). Reid Plastics, Inc. was merged into CCC.CCC is a wholly owned subsidiary of Consolidated Container Holdings ("Holdings"). As a result of the merger, Suiza, through a subsidiary, received 49% of the member units of Holdings.

                                  * * * * * *

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
  Plastic Containers, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Plastic Containers, Inc. and subsidiaries ("PCI" or the "Company") for the period from January 1, 1998 through May 29, 1998. These consolidated statements of income, stockholders' equity and cash flows are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements of income, stockholders' equity and cash flows based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1997, were audited by other auditors whose report, dated February 6, 1998, expressed an unqualified opinion on those statements.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of income, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of income, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated statements of income, stockholders' equity and cash flows presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such 1998 consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations of Plastic Containers, Inc. and subsidiaries for the period from January 1, 1998 through May 29, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 21, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
  Plastic Containers, Inc.:

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Plastic Containers, Inc. for the year ended December 31, 1997. These consolidated statements of operations, stockholders' equity and cash flows are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements of operations, stockholders' equity and cash flows based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated statements of operations, stockholders' equity and cash flows presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG LLP

Omaha, Nebraska
February 6, 1998

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                                                                    PERIOD FROM
                                                               YEAR ENDED         JANUARY 1, 1998
                                                              DECEMBER 31,            THROUGH
                                                                  1997              MAY 29, 1998
                                                              -------------       ----------------
NET SALES...................................................    $279,565              $108,924

COST OF GOODS SOLD..........................................     234,210                92,159
                                                                --------              --------
  Gross profit..............................................      45,355                16,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     (27,772)              (11,617)
                                                                --------              --------

OPERATING INCOME............................................      17,583                 5,148

OTHER INCOME (EXPENSES):
  Interest income...........................................       1,451                   604
  Interest expense..........................................     (13,535)               (5,643)
  Loss on disposal of assets................................        (555)                  (22)
                                                                --------              --------
    Total other income (expenses)...........................     (12,639)               (5,061)
                                                                --------              --------

INCOME BEFORE INCOME TAXES..................................       4,944                    87

INCOME TAX BENEFIT..........................................         961                 1,590
                                                                --------              --------

NET INCOME..................................................    $  5,905              $  1,677
                                                                ========              ========

          See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

                                                                                NOTE
                                                    ADDITIONAL   RETAINED    RECEIVABLE        TOTAL
                                                     PAID-IN     EARNINGS       FROM       STOCKHOLDERS'
                                                     CAPITAL     (DEFICIT)   STOCKHOLDER      EQUITY
                                                    ----------   ---------   -----------   -------------
BALANCE, JANUARY 1, 1997..........................    $77,722    $(33,434)    $(30,074)       $14,214
  Accrued interest on note receivable from
    stockholder...................................      2,111                   (2,111)            --
  Net income......................................                  5,905                       5,905
                                                      -------    --------     --------        -------

BALANCE, DECEMBER 31, 1997........................     79,833     (27,529)     (32,185)        20,119
  Loan to stockholder.............................                              (5,300)        (5,300)
  Accrued interest on note receivable from
    stockholder...................................        925                     (925)            --
  Net income......................................                  1,677                       1,677
                                                      -------    --------     --------        -------

BALANCE, MAY 29, 1998.............................    $80,758    $(25,852)    $(38,410)       $16,496
                                                      =======    ========     ========        =======

          See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                PERIOD FROM
                                                               YEAR ENDED     JANUARY 1, 1998
                                                              DECEMBER 31,        THROUGH
                                                                  1997          MAY 29, 1998
                                                              -------------   ----------------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  5,905          $  1,677
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      12,946             5,589
    Loss on disposal of assets..............................         555                22
    Deferred income taxes...................................      (1,000)           (1,600)
    Changes in assets and liabilities:
      Amounts receivable, net...............................       7,444              (709)
      Inventories...........................................        (553)            1,370
      Prepaid expenses......................................         (44)             (143)
      Accounts payable......................................      (1,522)            2,061
      Other current liabilities.............................      (2,263)            5,565
      Other asset and liabilities...........................        (126)              195
                                                                --------          --------
      Net cash provided by operating activities.............      21,342            14,027
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities...........      25,834            20,767
  Purchase of investment securities.........................     (45,009)          (22,548)
  Proceeds from disposal of assets..........................         565                 3
  Purchases of property, plant and equipment................     (11,085)           (6,787)
  Loan to stockholder.......................................                        (5,300)
                                                                --------          --------
      Net cash used in investing activities.................     (29,695)          (13,865)
                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations........................        (979)             (344)
  Financing fees paid.......................................        (367)
                                                                --------          --------
      Net cash used in financing activities.................      (1,346)             (344)
                                                                --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (9,699)             (182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      12,178             2,479
                                                                --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $  2,479          $  2,479
                                                                ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................    $ 12,541          $    171
                                                                ========          ========
  Income taxes paid.........................................    $    523          $     42
                                                                ========          ========

          See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS,
                      STOCKHOLDERS' EQUITY AND CASH FLOWS

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION--The accompanying financial statements include Plastic Containers, Inc. and its wholly owned subsidiaries ("PCI" or "the Company"), Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean"). All significant intercompany transactions have been eliminated in consolidation.

    PCI develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products. Based on the nature of the product, the production processes, types of customers and methods used to distribute products, the Company operates in one reportable segment.

    PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can"). On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a transaction accounted for as a purchase. The consolidated financial statements of PCI as of and for the periods ended before May 29, 1998, were prepared using PCI's historical basis of accounting.

    CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Company's senior secured notes on a joint and several basis. PCI is a holding company with no assets, operations or cash flow separate from its investments in CPC and Caribbean.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over estimated useful lives of the assets, which range from three to thirty-five years. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

    Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets remain in service. For the year ended December 31, 1997, the change had the effect of decreasing depreciation expense by $1,696, and after adjusting for an assumed tax rate of 38%, increasing net income by $1,052.

    INSURANCE--PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the year ended December 31, 1997, and the period from January 1, 1998 through May 29, 1998, were $1,784 and $214, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING--Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the year ended
December 31, 1997, and for the period from January 1, 1998 through May 29, 1998, were $8,825 and $3,876, respectively.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS--Goodwill and other identifiable intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over 40 years. Customer contracts are being amortized on a straight-line basis over 10 years and finance costs are being amortized using the effective interest method over periods ranging from 6 to 10 years.

    IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND CERTAIN IDENTIFIABLE INTANGIBLE ASSETS--Long-lived assets, including goodwill and certain identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    INCOME TAXES--Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Beginning in 1997, the Company filed a consolidated federal income tax return with Continental Can. Income taxes have been provided as if the Company files a separate return.

    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from the estimates.

    RECLASSIFICATIONS--Certain amounts have been reclassified to conform to the current year's presentation.

2.  OPERATING LEASES

    PCI rents certain property and equipment used regarding its operations under noncancellable operating leases. Rental expense under these leases was $13,773 and $5,733 for the year ended December 31, 1997, and the period from January 1, 1998 through May 29, 1998, respectively. On December 17, 1996, CPC completed a sale to General Electric Capital Corporation and certain other financial institutions, and the leaseback to CPC, of certain equipment located in five of its facilities. The proceeds to the Company from the sale/leaseback were $40,566, which approximated the book value of the equipment.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

2.  OPERATING LEASES (CONTINUED)
    Substantially all of the operating leases require PCI to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire.

    Future minimum lease payments under noncancellable operating leases are as follows:


Seven months ending December 31, 1998.......................  $ 8,065
Year ending December 31:
  1999......................................................   13,346
  2000......................................................   12,751
  2001......................................................   12,228
  2002......................................................   10,312
  2003......................................................    8,731
Thereafter..................................................   12,283
                                                              -------
Total future minimum lease payments.........................  $77,716
                                                              =======

3.  NOTE RECEIVABLE FROM STOCKHOLDER

    On December 17, 1996, the Company loaned Continental Can $30,000. The Company loaned Continental Can an additional amount of $5,300 on May 29, 1998. The note matures June 15, 2007, and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholders' equity.

    Proceeds from the $30,000 loan were used by Continental Can to acquire an additional 34 shares of the Company's common stock from another stockholder, increasing their ownership in PCI at that time to 84%. The acquisition was accounted for by Continental Can under the purchase method of accounting and resulted in the "push down" of goodwill and additional paid-in capital of $17,648 in the accompanying consolidated financial statements of PCI.

4.  INCOME TAXES

    Total income tax benefit (expense) for the year ended December 31, 1997, and for the period from January 1, 1998 through May 29, 1998, consists of the following:

                                                            YEAR ENDED                       PERIOD FROM JANUARY 1, 1998
                                                        DECEMBER 31, 1997                          TO MAY 28, 1998
                                               ------------------------------------      ------------------------------------
                                               FEDERAL        STATE         TOTAL        FEDERAL        STATE         TOTAL
                                               --------      --------      --------      --------      --------      --------
Current......................................    $ --          $(39)        $  (39)       $   --         $(10)        $  (10)
Deferred.....................................     900           100          1,000         1,432          168          1,600
                                                 ----          ----         ------        ------         ----         ------
                                                 $900          $ 61         $  961        $1,432         $158         $1,590
                                                 ====          ====         ======        ======         ====         ======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

4.  INCOME TAXES (CONTINUED)
    The income tax benefit for the year ended December 31, 1997, and the period from January 1, 1998 through May 29, 1998, differed from the "expected" income tax benefit (expense) computed by applying the federal income tax rate to income before income taxes as a result of the following:

                                                                      PERIOD FROM
                                                     YEAR ENDED     JANUARY 1, 1998
                                                    DECEMBER 31,        THROUGH
                                                        1997          MAY 29, 1998
                                                    -------------   ----------------
Computed "expected" income tax expense............     $(1,681)          $  (30)
Additional benefit (expense) resulting from:
  Change in valuation allowance allocated to
    continuing operations.........................       2,745            1,573
  State and local income taxes, net of federal
    income tax benefit............................          40               (3)
  Tax effect of nondeductible goodwill............                          (63)
  Other...........................................        (143)             113
                                                       -------           ------
Income tax benefit................................     $   961           $1,590
                                                       =======           ======

    The valuation allowance for deferred tax assets as of January 1, 1997, was $7,794.The net change in the total valuation allowance for the year ended December 31, 1997, and for the period from January 1, 1998 through May 29, 1998, was a decrease of $2,745 and $1,573, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences at May 29, 1998.

    At May 29, 1998, PCI has operating loss carry forwards for federal income tax purposes of approximately $50,000, which are available to offset future federal taxable income. The carryforward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $132 which are available to reduce future federal regular income taxes over an indefinite period and research and experimentation credits of approximately $480 available to reduce future federal income taxes through 2010.

5.  EMPLOYEE BENEFITS

    PENSION PLANS--PCI maintains a defined benefit pension plan for substantially all salaried employees hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit sharing annuity. The profit sharing annuity is based on the amount of profit sharing contributions received for 1988 through 1992. Any employee who terminated employment

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

5.  EMPLOYEE BENEFITS (CONTINUED)
prior to August 31, 1993, is governed by the terms of the plan in effect at the time the termination occurred. In addition, PCI maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997, whose compensation level exceeds the limits within the defined benefit pension plan. The plan was frozen for future accruals as of September 1, 1998.

    PCI maintains a noncontributory defined benefit pension plan for substantially all hourly workers hired prior to August 1, 1997, who have attained 21 years of age. Plan benefits are variable by location/ contract but are based primarily on years of service and the employee's highest wage classification for 12 consecutive months in the five years prior to retirement. Normal retirement is at age 65, with at least five years of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

    Subject to the limitation on deductibility imposed by federal income tax laws, PCI's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are comprised primarily of common stock, corporate bonds and U.S. government and government agency obligations.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--PCI provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993. PCI's policy is to fund the cost of medical benefits as claims are incurred.

    RETIREMENT THRIFT PLAN--PCI maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. PCI's defined contribution plan's expense was $303, $302 and $122 for the years ended December 31, 1996 and 1997 and the period from January 1, 1998 through May 29, 1998, respectively.

    SAVINGS PLAN--PCI maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. PCI matches up to 3% of employees' pretax contributions. Employees vest in PCI's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59 1/2, subject to certain penalties. PCI's savings plan expense was $560 and $262 for the year ended December 31, 1997, and for the period from January 1, 1998 through May 28, 1998, respectively.

    UNION BENEFIT PLANS--PCI contributes to various union pension plans under its labor agreements.Union benefit plan expense was $1,013 and $419 for the year ended December 31, 1997, and for the period from January 1, 1998 through May 29, 1998, respectively.

    POSTEMPLOYMENT BENEFITS--PCI provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

                       YEAR ENDED DECEMBER 31, 1997, AND
        PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (IN THOUSANDS)

5.  EMPLOYEE BENEFITS (CONTINUED)
benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1997 and 1998 were $57 and $15, respectively.

6.  MAJOR CUSTOMERS

    Sales to one customer represented approximately 31% and 28.5% of net sales for the year ended December 31, 1997, and for the period from January 1, 1998 to May 29, 1998, respectively. A second customer represented approximately 15% and 17% of net sales for the year ended December 31, 1997, and the period from January 1, 1998 through May 29, 1998, respectively. A third customer represented approximately 10%, and 11% of net sales for the year ended December 31, 1997, and the period from January 1, 1998 through May 29, 1998, respectively.

7.  PLANT CLOSINGS

    In 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment regarding a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in 1997. The Company remains obligated under a noncancellable operating lease at one of the facilities through June 1999. Accrued liabilities include $1,072 at May 29, 1998, related to plant rationalization and realignment. Payments made in 1998 against the accrued liability amounted to approximately $603.

8.  CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Accounting Standards Board's Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Except for the senior secured notes at May 29, 1998, the carrying amount approximates fair value for financial instruments included in the accompanying consolidated balance sheets at December 31, 1997, and May 29, 1998.

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable--trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities is based on the quoted market prices at the reporting date for those or similar investments. The carrying value and fair value of the senior secured notes at May 29, 1998, was $125,000 and $135,364, respectively. The fair value is estimated based on quoted market prices for the notes.

                                  * * * * * *