Form 10-Q
period 2000-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2000-05-15
CIK 1095531

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-88157

                            ------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2825338
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

  5605 N. MACARTHUR BLVD. SUITE 360,                          75038
             IRVING, TEXAS                                  (Zip Code)
    (Address of principal executive
               offices)

                                 (972) 518-9150
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of May 12, 2000, there were 100 shares of the registrant's member units outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC

                                     INDEX

                                                                  PAGE
                                                              --------
                    PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........      3

  CONDENSED CONSOLIDATED BALANCE SHEETS
      At December 31, 1999 and March 31, 2000...............      3

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
  COMPREHENSIVE INCOME (LOSS)
      For the three months ended March 31, 1999 and 2000....      4

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended March 31, 1999 and 2000....      5

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF   OPERATIONS................      9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     10

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................     11

SIGNATURE...................................................     12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1999           2000
                                                              -------------   -----------
                                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,066       $    322
  Investment securities.....................................       5,484            127
  Accounts receivable.......................................     105,404        100,051
  Inventories...............................................      39,443         41,407
  Other current assets......................................       3,346          3,281
                                                                --------       --------
    Total current assets....................................     154,743        145,188
PROPERTY AND EQUIPMENT, Net.................................     283,830        290,023
INTANGIBLES AND OTHER ASSETS................................     552,016        547,629
                                                                --------       --------
                                                                $990,589       $982,840
                                                                ========       ========
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $ 50,318       $ 43,499
  Accrued liabilities.......................................      58,410         46,256
  Revolving credit facility.................................      17,500         27,500
  Current portion of long-term debt.........................      16,052         17,922
                                                                --------       --------
    Total current liabilities...............................     142,280        135,177
LONG-TERM DEBT..............................................     554,011        549,735
OTHER LIABILITIES...........................................      37,227         36,489
MINORITY INTEREST...........................................         243            153
MEMBER'S EQUITY:
  Member's equity...........................................     257,346        261,614
  Foreign currency translation adjustment...................        (518)          (328)
                                                                --------       --------
    Total member's equity...................................     256,828        261,286
                                                                --------       --------
                                                                $990,589       $982,840
                                                                ========       ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 1999       MARCH 31, 2000
                                                           ------------------   ------------------
                                                             (PREDECESSOR)         (SUCCESSOR)
NET SALES................................................       $38,404              $185,156
COST OF SALES............................................        31,583               154,492
                                                                -------              --------
GROSS PROFIT.............................................         6,821                30,664
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE..............        (3,473)               (9,594)
AMORTIZATION EXPENSE.....................................          (901)               (3,494)
                                                                -------              --------
OPERATING INCOME.........................................         2,447                17,576
INTEREST EXPENSE, Net....................................        (2,219)              (13,399)
                                                                -------              --------
INCOME BEFORE INCOME TAXES...............................           228                 4,177
INCOME TAX EXPENSE.......................................           551                    --
MINORITY INTEREST IN SUBSIDIARIES........................           149                    90
                                                                -------              --------
NET INCOME (LOSS)........................................          (174)                4,267
OTHER COMPREHENSIVE INCOME--Foreign currency translation
  adjustment.............................................            56                   190
                                                                -------              --------
COMPREHENSIVE INCOME (LOSS)..............................       $  (118)             $  4,457
                                                                =======              ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 1999       MARCH 31, 2000
                                                           ------------------   ------------------
                                                             (PREDECESSOR)         (SUCCESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................       $  (174)             $  4,267
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Minority interest....................................          (149)                  (90)
    Depreciation and amortization........................         3,606                12,283
    Currency translation.................................            56                   190
    Changes in operating assets and liabilities..........        (6,912)              (15,364)
                                                                -------              --------
Net cash provided by (used in) operations................        (3,573)                1,286
                                                                -------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................        (2,529)              (14,981)
  Net change in investments..............................            --                 5,357
                                                                -------              --------
    Net cash used in investing activities................        (2,529)               (9,624)
                                                                -------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit.............         3,500                10,000
  Principal payments on long-term debt...................          (496)               (2,406)
                                                                -------              --------
    Net cash provided by financing activities............         3,004                 7,594
                                                                -------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS................        (3,098)                 (744)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........         5,408                 1,066
                                                                -------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................       $ 2,310              $    322
                                                                =======              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest...............       $ 2,244              $ 18,397
                                                                =======              ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC ("the Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

    On July 2, 1999, the plastic packaging assets formerly held by Franklin Plastics, Inc., a subsidiary of Suiza Foods Corporation, and former plastic packaging companies, Reid Plastics, Inc. and its subsidiaries ("Reid Plastics") and Plastic Containers, Inc. and its subsidiaries were contributed and merged into the Company. The transactions were accounted for under the purchase method of accounting with Reid Plastics being considered the accounting acquiror. Accordingly, financial information prior to July 2, 1999 pertains to Reid Plastics only and is referred to as the Predecessor period and financial information subsequent to July 2, 1999 is referred to as the Successor period and includes consolidated operations.

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

    Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2.  INVENTORIES

    Inventories consist of the following at December 31, 1999 and March 31, 2000:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         2000
                                                        ------------   ---------
                                                         (DOLLARS IN THOUSANDS)
Raw materials.........................................     $21,031      $20,883
Parts and supplies....................................       2,779        2,648
Finished goods........................................      15,633       17,876
                                                           -------      -------
                                                           $39,443      $41,407
                                                           =======      =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

3.  RESTRUCTURING ACCRUALS

    In connection with the 1999 merger, the Company developed a restructuring plan to pursue opportunities for cost reduction and operating synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4,616,000, which included $1,914,000 for severance and other personnel-related costs and $2,702,000 for facility closing costs in connection with the planned closing of certain manufacturing facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1,541,000 for severance and other personnel-related costs relative to the closing of the Reid Plastics corporate administrative and accounting office in California and the consolidation of those operations with other existing functions. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7,225,000 in connection with plans to close certain manufacturing facilities. Of this charge, $611,000 represented severance and other personnel-related costs and $6,614,000 represented remaining commitments under noncancellable operating leases and other facility closing costs.

    In 1997, the Company recorded a restructuring charge representing a provision for loss on closed facilities subject to operating leases, related to the closure of a manufacturing facility, warehouses and an administrative facility. Also in 1997 in connection with an acquisition, the Company accrued the estimated cost associated with a restructuring plan when recording the acquisition under the purchase method.

    Reconciliation of the restructuring accruals for the three months ended March 31, 1999 were as follows:

                                                                    PURCHASE
                                                      1997         ACCOUNTING         1999
                                                  RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                                    ACCRUALS        ACCRUALS        ACCRUALS
                                                  -------------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
Balance at December 31, 1999....................     $6,377          $ 6,845         $7,949
Charges for severance and related costs.........         --             (112)          (593)
Charges for leases and other facility closing
  costs.........................................        (82)          (1,023)          (195)
                                                     ------          -------         ------
Balance at March 31, 2000.......................     $6,295          $ 5,710         $7,161
                                                     ======          =======         ======

    Items charged to the accrual were cash items.

4.  FORMATION OF SUBSIDIARY

    The Company and Franklin Plastics Holdings LLC ("Franklin Plastics") entered into an Assignment and Assumption Agreement (the "Assignment and Assumption Agreement") dated March 31, 2000. Pursuant to the Assignment and Assumption Agreement, the Company transferred substantially all of its operating assets to its wholly owned subsidiary, Franklin Plastics.

    In connection with the Assignment and Assumption Agreement, the Company and Consolidated Container Capital, Inc. (together, the "Issuers"), as issuers of their 10 1/8% Senior Subordinated Notes due 2009 (the "Notes"), and Reid Plastics Group LLC, Plastic Containers LLC, Continental Plastic Containers LLC, Continental Caribbean Containers, Inc. and Franklin Plastics (collectively, the "Subsidiary Guarantors"), as unconditional guarantors of the Notes jointly and severally on an unsecured, senior subordinated

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

4.  FORMATION OF SUBSIDIARY (CONTINUED)
basis, entered into a Supplemental Indenture (the "Supplemental Indenture") dated March 31, 2000 that supplements the Indenture (the "Indenture") dated
July 1, 1999 among the Issuers, the Subsidiary Guarantors, other than Franklin Plastics, and The Bank of New York, as Trustee. Pursuant to the Supplemental Indenture, Franklin Plastics agreed to join the Indenture and thereby, unconditionally guarantee on an unsecured, senior subordinated basis all of the Issuers' obligations under the Notes and the Indenture. Franklin Plastics issued its unconditional guarantee on an unsecured senior subordinated basis of all of the Issuers' obligations under the Notes and the Indenture.

    In addition, pursuant to the Credit Agreement, dated as of July 1, 1999, among the Company, Consolidated Container Holdings LLC, Bankers Trust Company, as administrative agent, and the lenders parties thereto (the "Senior Credit Facility"), Franklin Plastics entered into a Subsidiary Assumption Agreement dated March 31, 2000, under which the lenders under the Senior Credit Facility were secured with respect to the equity interest in and assets of Franklin Plastics on the same basis as the lenders would have been secured had Franklin Plastics existed at the closing of the Senior Credit Facility.

5.  GUARANTOR FINANCIAL STATEMENTS

    Separate financial statements of the Subsidiary Guarantors are not included herewith as management has determined that such information is not material to investors because (i) the Subsidiary Guarantors constitute substantially all of the Company's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and (ii) the Company is a holding company with no assets, operations or cash flow separate from its investment in the Subsidiary Guarantors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In connection with its formation on July 2, 1999, Consolidated Container Company LLC (the "Company") was created as a limited liability company to own, directly or through its subsidiaries, all of the plastic packaging assets of Reid Plastics, Inc. ("Reid Plastics"), Franklin Plastics, Inc ("Franklin") and Plastic Containers, Inc ("PCI"). The transactions were accounted for under the purchase method of accounting with Reid Plastics being considered the accounting acquiror. Accordingly, financial information prior to July 2, 1999 pertains to Reid Plastics only and is referred to as the Predecessor period and financial information subsequent to July 2, 1999 is referred to as the Successor period and includes consolidated operations.

RESULTS OF OPERATIONS

(Dollars in Thousands)

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    NET SALES. Net sales for the first three months of 2000 were $185,156, an increase of $146,752 or 382.1%, compared to $38,404 for the same period of 1999. Approximately $140,000 of the increase is attributable to the inclusion of Franklin and PCI in 2000. The remaining increase is due to stronger unit volume in the water category and higher resin prices in the first three months of 2000 compared to the same period in 1999. Higher resin prices accounted for approximately $4,000 of the increase in sales.

    GROSS PROFIT. Gross profit for the first three months of 2000 was $30,664, an increase of $23,843 or 349.6%, compared to $6,821 for the same period of 1999. The increase was due to the inclusion of Franklin and PCI in 2000 as well as the impact of higher unit volume.

    SG&A. Selling, general and administrative (SG&A) expense for the first three months of 2000 was $9,594, an increase of $6,121 or 176.2%, compared to $3,473 for the same period of 1999. The increase was due to the inclusion of Franklin and PCI in 2000, offset by a reduction in SG&A related to the closure of the Reid Plastics corporate office in Diamond Bar, California during the fourth quarter of 1999. As a result of the closing, certain administrative, accounting, and information services functions were consolidated with other existing operations.

    AMORTIZATION EXPENSE. Amortization expense for the first three months of 2000 was $3,494, an increase of $2,593 or 287.8%, compared to $901 for the same period of 1999. This increase is due to the additional goodwill created as a result of the acquisition.

    OPERATING INCOME. Operating Income for the first three months of 2000 was $17,576, an increase of $15,129 or 618.3%, compared to $2,447 for the same period of 1999. This increase is the result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense for the first three months of 2000 was $13,399, an increase of $11,180 or 503.8%, compared to $2,219 for the same period of 1999. This increase is due to additional debt incurred in connection with the acquisition.

    INCOME TAXES. As a limited liability company, the Company is not subject to corporate income taxes. Income tax expense for the first three months of 1999 was $551.

    NET INCOME. Net income for first three months of 2000 was $4,267, compared to a net loss of $174 for the same period of 1999. The increase is the result of higher operating income resulting from the factors discussed above offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of cash are for capital expenditures, working capital, debt service and acquisitions. Funds for these purposes are primarily generated from operations and borrowing under the Company's Senior Credit Facilities. During the first three months of 2000 the Company borrowed
$10.0 million under the revolving credit facility and had outstanding borrowings of $27.5 million at March 31, 2000. The Company had available to it unused borrowing capacity of $62.5 million as of March 31, 2000. The revolving credit facility contains certain restrictive covenants. As of March 31, 2000 the Company was in compliance with all covenants.

    The Company had capital expenditures of approximately $15.0 million in the first three months of 2000, of which approximately $3.2 million was for maintenance and replacement and the remainder was for business growth and cost reduction initiatives. Substantially all of the expenditures were for packaging equipment for the manufacture of plastic containers or related support equipment. The Company expects capital expenditures to be approximately
$38.0 million for the year.

    Cash flows from operations for the three months ended March 31, 2000 before working capital changes was $16.5 million which together with additional borrowings of $10.0 million under the credit facility and $5.4 million reduction in temporary investments and a $3.4 million reduction in receivables and inventories was utilized for $15.0 million of capital expenditures and $20.7 million of debt service including $18.3 million of interest payments.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company did not make distributions to its sole member, Consolidated Container Holdings LLC during the first three months of 2000.

    Management believes that future funds generated by operations and borrowings available under its revolving credit facility will be sufficient to meet working capital and capital expenditure requirements.

CAUTIONARY STATEMENT

    Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with intense competition in the Company's industry, (ii) the impact of governmental regulations, and (iii) risks associated with volatility in the costs of raw goods. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, a copy of which may be obtained from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's market risk during the three months ended March 31, 2000. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (27) Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                       CONSOLIDATED CONTAINER COMPANY LLC

                                                       By:            /s/ TIMOTHY W. BRASHER
                                                            -----------------------------------------
                                                                        Timothy W. Brasher
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                            OFFICER (CHIEF ACCOUNTING OFFICER AND DULY
                                                                       AUTHORIZED OFFICER)

Dated this 12th day of May, 2000.