Form 10-Q
period 2000-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2000-08-14
CIK 1095531

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                       5605 N. MACARTHUR BLVD. SUITE 360,
                              Irving, Texas, 75038
                    (Address of principal executive offices)
                        Telephone number (972) 518-9150

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of August 10, 2000, there were 100 shares of the registrant's member units outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC
                                     INDEX

                                                                PAGE
                                                              --------
                    PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........      3

  CONDENSED CONSOLIDATED BALANCE SHEETS
  At December 31, 1999 and June 30, 2000....................      3

  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
    COMPREHENSIVE INCOME
    For the three months and six months ended July 1, 1999
    and June 30, 2000.......................................      4

  CONDENSED CONSOLIDATED STATEMENTS OF
    SHAREHOLDER'S/MEMBER'S EQUITY...........................      5

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
    For the six months ended July 1, 1999 and June 30,
    2000....................................................      6

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     19

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................     20

SIGNATURE...................................................     20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              -------------   -----------
                                                                              (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,066        $    286
  Investment securities.....................................       5,484             126
  Accounts receivable.......................................     105,301         107,228
  Inventories...............................................      39,443          44,642
  Other current assets......................................       3,116           3,304
                                                                --------        --------
    Total current assets....................................     154,410         155,586
PROPERTY AND EQUIPMENT, Net.................................     283,830         294,539
INTANGIBLES AND OTHER ASSETS................................     552,016         547,390
                                                                --------        --------
                                                                $990,256        $997,515
                                                                ========        ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $ 50,318        $ 56,301
  Accrued liabilities.......................................      58,077          44,049
  Revolving credit facility.................................      17,500          27,500
  Current portion of long-term debt.........................      16,052          19,740
                                                                --------        --------
    Total current liabilities...............................     141,947         147,590
LONG-TERM DEBT..............................................     554,011         545,506
OTHER LIABILITIES...........................................      37,227          33,312
MINORITY INTEREST...........................................         243              45
MEMBER'S EQUITY:
  Member's equity...........................................     257,346         271,551
  Foreign currency translation adjustment...................        (518)           (489)
                                                                --------        --------
    Total member's equity...................................     256,828         271,062
                                                                --------        --------
                                                                $990,256        $997,515
                                                                ========        ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                              ------------------------------   ------------------------------
                                              JULY 1, 1999    JUNE 30, 2000    JULY 1, 1999    JUNE 30, 2000
                                              -------------   --------------   -------------   --------------
                                              (PREDECESSOR)    (SUCCESSOR)     (PREDECESSOR)    (SUCCESSOR)
NET SALES...................................     $47,020         $193,145         $85,423         $378,301
COST OF SALES...............................      35,652          158,525          67,235          313,017
                                                 -------         --------         -------         --------
GROSS PROFIT................................      11,368           34,620          18,188           65,284
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE...................................       3,462            8,942           6,936           18,536
AMORTIZATION EXPENSE........................         864            3,495           1,763            6,989
RESTRUCTURING CHARGE REVERSAL...............          --           (2,238)             --           (2,238)
                                                 -------         --------         -------         --------
OPERATING INCOME............................       7,042           24,421           9,489           41,997
INTEREST EXPENSE, Net.......................       2,265           14,295           4,484           27,694
                                                 -------         --------         -------         --------
INCOME BEFORE INCOME TAXES..................       4,777           10,126           5,005           14,303
INCOME TAX EXPENSE..........................       2,336               --           2,890               --
MINORITY INTEREST IN LOSS OF SUBSIDIARY.....         102              108             250              198
                                                 -------         --------         -------         --------
INCOME BEFORE EXTRAORDINARY LOSS............       2,543           10,234           2,365           14,501
EXTRAORDINARY LOSS..........................       1,171               --           1,171               --
                                                 -------         --------         -------         --------
NET INCOME..................................       1,372           10,234           1,194           14,501
OTHER COMPREHENSIVE INCOME (LOSS)--
  Foreign currency translation adjustment...          16             (161)             72               29
                                                 -------         --------         -------         --------
COMPREHENSIVE INCOME........................     $ 1,388         $ 10,073         $ 1,266         $ 14,530
                                                 =======         ========         =======         ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                       OTHER
                                                                                   COMPREHENSIVE
                                               MEMBER'S    COMMON    ACCUMULATED      INCOME
                                                EQUITY     STOCK       DEFICIT        (LOSS)        TOTAL
                                               --------   --------   -----------   -------------   --------
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 1,
  1999 (PREDECESSOR)

BALANCE, JANUARY 1, 1999.....................  $     --   $55,293      $(3,507)        $(540)      $ 51,246

  Net income.................................        --        --        1,194            --          1,194

  Foreign currency translation adjustment....        --        --           --            72             72
                                               --------   -------      -------         -----       --------

BALANCE, JULY 1, 1999........................  $     --   $55,293      $(2,313)        $(468)      $ 52,512
                                               ========   =======      =======         =====       ========

PERIOD FROM JULY 2, 1999 THROUGH DECEMBER 31,
  1999 (SUCCESSOR)

NEW CAPITALIZATION, JULY 2, 1999.............  $256,439   $    --      $    --         $(468)      $255,971

  Net income.................................       907        --           --            --            907

  Foreign currency translation adjustment....        --        --           --           (50)           (50)
                                               --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1999...................  $257,346   $    --      $    --         $(518)      $256,828

  Net income.................................    14,501        --           --            --         14,501

  Tax distributions to member................      (296)       --           --            --           (296)

  Foreign currency translation adjustment....        --        --           --            29             29
                                               --------   -------      -------         -----       --------

BALANCE, JUNE 30, 2000.......................  $271,551   $    --      $    --         $(489)      $271,062
                                               ========   =======      =======         =====       ========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JULY 1, 1999    JUNE 30, 2000
                                                              -------------   -------------
                                                              (PREDECESSOR)    (SUCCESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $   1,194      $ 14,501
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest.......................................          (250)         (198)
    Depreciation and amortization...........................         7,173        24,561
    Loss on early extinguishment of debt....................         1,171            --
    Changes in operating assets and liabilities.............        (9,259)      (21,624)
                                                                 ---------      --------
  Net cash provided by operating activities.................     $      29      $ 17,240
                                                                 ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................        (5,129)      (28,265)
  Net change in investments.................................            --         5,358
  Other.....................................................           154            --
                                                                 ---------      --------
  Net cash used in investing activities.....................        (4,975)      (22,907)
                                                                 ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit................            --        10,000
  Principal payments on notes payable to banks..............      (113,356)           --
  Capital contributions.....................................       122,117            --
  Tax distributions to member...............................            --          (296)
  Principal payments on long-term debt......................        (4,312)       (4,817)
                                                                 ---------      --------
  Net cash provided by financing activities.................         4,449         4,887
                                                                 ---------      --------
NET CASH DECREASE IN CASH AND CASH EQUIVALENTS..............          (497)         (780)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         5,408         1,066
                                                                 ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $   4,911      $    286
                                                                 =========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................     $   4,517      $ 30,818
                                                                 =========      ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC ("the Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete annual financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

    On July 2, 1999, the plastic packaging assets formerly held by Franklin Plastics, Inc., a subsidiary of Suiza Foods Corporation ("Franklin Plastics"), and former plastic packaging companies, Reid Plastics, Inc. and its subsidiaries ("Reid Plastics") and Plastic Containers, Inc. and its subsidiaries ("Plastic Containers") were contributed and merged into the Company. The transactions were accounted for under the purchase method of accounting with Reid Plastics being considered the accounting acquiror. Accordingly, financial information prior to July 2, 1999 pertains to Reid Plastics only and is referred to as the Predecessor period and financial information subsequent to July 2, 1999 is referred to as the Successor period and includes consolidated operations.

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

2.   NEW ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year end 2000 financial statements. The Company has not yet determined the impact SAB No. 101 will have on its consolidated financial position or results of operations.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

3.   INVENTORIES

    Inventories consist of the following at December 31, 1999 and June 30, 2000:

                                                         DECEMBER 31,    JUNE 30,
                                                             1999          2000
                                                         -------------   ---------
                                                          (DOLLARS IN THOUSANDS)
Raw materials..........................................     $21,031       $23,334
Parts and supplies.....................................       2,779         2,568
Finished goods.........................................      15,633        18,740
                                                            -------       -------
                                                            $39,443       $44,642
                                                            =======       =======

4.   RESTRUCTURING ACCRUALS

    In connection with the 1999 merger, the Company developed a restructuring plan to pursue opportunities for cost reduction and operating synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4,616,000, which includes $1,914,000 for severance and other personnel-related costs and $2,702,000 for facility closing costs in connection with the closing of certain manufacturing facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1,541,000 for severance and other personnel-related costs relative to the closing of the Reid Plastics corporate administrative and accounting office in California and the consolidation of those operations with other existing functions. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7,225,000 in connection with plans to close certain manufacturing facilities. Of this charge, $611,000 represents severance and other personnel-related costs and $6,614,000 represents remaining commitments under noncancellable operating leases and other facility closing costs.

    In 1997, the Company recorded a restructuring charge representing a provision for loss on closed facilities subject to operating leases, related to the closure of a manufacturing facility, warehouses and an administrative facility. In the three month period ended June 30, 2000, the Company recognized a restructuring charge reversal of $2,238,000 in connection with a sublease arrangement related to the manufacturing facility.

    Reconciliation of the restructuring accruals for the 6 months ended were as follows:

                                                            PURCHASE
                                              1997         ACCOUNTING         1999
                                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                             CHARGES        ACCRUALS         CHARGES
                                          -------------   -------------   -------------
                                                     (DOLLARS IN THOUSANDS)
Balance at December 31, 1999............     $ 6,377         $ 6,845         $7,949
Charge reversal for sublease
  arrangement...........................      (2,238)             --             --
Severance and related costs.............          --            (159)          (813)
Leases and other facility closing
  costs.................................        (117)         (2,024)          (661)
                                             -------         -------         ------
Balance at June 30, 2000................     $ 4,022         $ 4,662         $6,475
                                             =======         =======         ======

           Costs charged to the accrual were cash items.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    Consolidated Container Capital, Inc. ("Capital") is a wholly owned finance subsidiary of the Company and serves as a co-issuer of the senior subordinated notes. Capital has only nominal assets, does not conduct any operations and was formed solely to act as co-issuer of the notes.

    The accompanying summary consolidating condensed financial statements are presented because the notes are guaranteed by the Company's wholly owned domestic subsidiaries ("Guarantor Subsidiaries"). The Guarantor Subsidiaries have fully and unconditionally guaranteed the notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries and Capital are not presented because management has determined that such information is not material to investors. There are no significant restrictions on the Company's ability to obtain funds from the Guarantor Subsidiaries by dividend or loan.

    Consolidating Condensed Balance Sheet as of December 31, 1999 (Successor):

                                       CONSOLIDATED
                                        CONTAINER                                   CONSOLIDATED
                                         COMPANY                                     CONTAINER
                                        GUARANTOR     NONGUARANTOR                    COMPANY
                                       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------------   ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Total current assets.................    $147,925        $ 9,642       $(3,157)       $154,410
Property and equipment...............     282,055          2,415          (640)        283,830
Intangibles and other assets.........     551,330         (2,620)        3,306         552,016
Investment in nonguarantor
  subsidiaries.......................       5,627             --        (5,627)             --
                                         --------        -------       -------        --------
                                         $986,937        $ 9,437       $(6,118)       $990,256
                                         ========        =======       =======        ========

CURRENT LIABILITIES:
  Accounts payable...................    $ 47,887        $ 3,370       $  (939)       $ 50,318
  Other current liabilities..........      57,432            440           205          58,077
  Revolving credit facility..........      17,500             --            --          17,500
  Current portion of long-term
    debt.............................      16,052             --            --          16,052
                                         --------        -------       -------        --------

      Total current liabilities......     138,871          3,810          (734)        141,947

Long-term debt.......................     554,011             --            --         554,011
Other liabilities....................      37,227             --            --          37,227
Minority interest....................                         --           243             243
Total member's equity................     256,828          5,627        (5,627)        256,828
                                         --------        -------       -------        --------
                                         $986,937        $ 9,437       $(6,118)       $990,256
                                         ========        =======       =======        ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
    (CONTINUED)

    Consolidating Condensed Balance Sheet as of June 30, 2000 (Successor):

                                       CONSOLIDATED
                                        CONTAINER                                   CONSOLIDATED
                                         COMPANY                                     CONTAINER
                                        GUARANTOR     NONGUARANTOR                    COMPANY
                                       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------------   ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Total current assets.................    $149,586        $10,438       $(4,438)       $155,586
Property and equipment...............     293,021          2,158          (640)        294,539
Intangibles and other assets.........     544,651         (1,405)        4,144         547,390
Investment in nonguarantor
  subsidiaries.......................       5,691             --        (5,691)             --
                                         --------        -------       -------        --------

                                         $992,949        $11,191       $(6,625)       $997,515
                                         ========        =======       =======        ========

CURRENT LIABILITIES:
  Accounts payable...................    $ 51,796        $ 5,125       $  (620)       $ 56,301
  Other current liabilities..........      44,033            375          (359)         44,049
  Revolving credit facility..........      27,500             --            --          27,500
  Current portion of long-term
    debt.............................      19,740             --            --          19,740
                                         --------        -------       -------        --------

      Total current liabilities......     143,069          5,500          (979)        147,590

Long-term debt.......................     545,506             --            --         545,506
Other liabilities....................      33,312             --            --          33,312
Minority interest....................          --             --            45              45
Total member's equity................     271,062          5,691        (5,691)        271,062
                                         --------        -------       -------        --------
                                         $992,949        $11,191       $(6,625)       $997,515
                                         ========        =======       =======        ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
    (CONTINUED)

    Three months ended July 1, 1999 Consolidating Statement of Operations (Predecessor):

                                      REID PLASTICS
                                        EXCLUDING
                                      NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------   ------------   ------------   -------------
                                                        (DOLLARS IN THOUSANDS)
Net sales...........................    $ 41,115         $ 6,457       $  (552)       $ 47,020
Cost of sales.......................      30,177           6,246          (771)         35,652
                                        --------         -------       -------        --------

Gross profit........................      10,938             211           219          11,368

Selling, general and
  administrative....................       3,390              46            26           3,462
Amortization expense................         864                                           864
Interest expense, net...............       2,186             (17)           96           2,265
Equity in earnings of nonguarantor
  subsidiaries......................        (182)             --           182              --
                                        --------         -------       -------        --------

Income before taxes.................       4,680             182           (85)          4,777

Income tax expense..................       2,336              --            --           2,336

Minority interest in subsidiaries...          --              --           102             102

Extraordinary loss..................       1,171              --            --           1,171
                                        --------         -------       -------        --------

Net income..........................    $  1,173         $   182       $    17        $  1,372
                                        ========         =======       =======        ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

    Three months ended June 30, 2000 Consolidating Statement of Operations (Successor):

                                       CONSOLIDATED
                                        CONTAINER                                   CONSOLIDATED
                                         COMPANY                                     CONTAINER
                                        GUARANTOR     NONGUARANTOR                    COMPANY
                                       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------------   ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Net sales............................    $187,094        $8,936        $(2,885)       $193,145
Cost of sales........................     152,438         8,972         (2,885)        158,525
                                         --------        ------        -------        --------

Gross profit.........................      34,656           (36)            --          34,620

Selling, general and
  administrative.....................       8,862            80             --           8,942
Amortization expense.................       3,495            --             --           3,495
Restructuring charge reversal........      (2,238)                                      (2,238)
Interest expense, net................      14,258            37             --          14,295
Equity in loss of nonguarantor
  subsidiaries.......................         153            --           (153)             --
                                         --------        ------        -------        --------

Income before minority interest......      10,126          (153)           153          10,126

Minority interest in subsidiaries....          --            --            108             108
                                         --------        ------        -------        --------

Net income...........................    $ 10,126        $ (153)       $   261        $ 10,234
                                         ========        ======        =======        ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
    (CONTINUED)

    Six months ended July 1, 1999 Consolidating Statement of Operations (Predecessor):

                                      REID PLASTICS
                                        EXCLUDING
                                      NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------   ------------   ------------   -------------
                                                        (DOLLARS IN THOUSANDS)
Net sales...........................     $75,580         $11,334       $(1,491)        $85,423
Cost of sales.......................      58,769          11,110        (2,644)         67,235
                                         -------         -------       -------         -------

Gross profit........................      16,811             224         1,153          18,188

Selling, general and
  administrative....................       6,835              75            26           6,936
Amortization expense................       1,763              --            --           1,763
Interest expense, net...............       4,406             (18)           96           4,484
Equity in earnings of nonguarantor
  subsidiaries......................        (167)             --           167              --
                                         -------         -------       -------         -------

Income before taxes.................       3,974             167           864           5,005

Income tax expense..................       2,890              --            --           2,890

Minority interest in subsidiaries...          --              --           250             250

Extraordinary item..................       1,171              --            --           1,171
                                         -------         -------       -------         -------

Net income..........................     $   (87)        $   167       $ 1,114         $ 1,194
                                         =======         =======       =======         =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
    (CONTINUED)

    Six months ended June 30, 2000 Consolidating Statement of Operations (Successor):

                                       CONSOLIDATED
                                        CONTAINER                                   CONSOLIDATED
                                         COMPANY                                     CONTAINER
                                        GUARANTOR     NONGUARANTOR                    COMPANY
                                       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------------   ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Net sales............................    $366,805        $16,094       $(4,598)       $378,301
Cost of sales........................     301,786         15,829        (4,598)        313,017
                                         --------        -------       -------        --------

Gross profit.........................      65,019            265            --          65,284

Selling, general and
  administrative.....................      18,383            153            --          18,536
Amortization expense.................       6,989             --            --           6,989
Restructuring charge reversal........      (2,238)            --            --          (2,238)
Interest expense, net................      27,669             25            --          27,694
Equity in earnings of nonguarantor
  subsidiaries.......................         (87)            --            87              --
                                         --------        -------       -------        --------

Income before minority interest......      14,303             87           (87)         14,303

Minority interest in subsidiaries....          --             --           198             198
                                         --------        -------       -------        --------

Net income...........................    $ 14,303        $    87       $   111        $ 14,501
                                         ========        =======       =======        ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
    (CONTINUED)

    Six months ended July 1, 1999 Consolidating Condensed Statement of Cash Flows (Predecessor):

                                      REID PLASTICS
                                        EXCLUDING
                                      NONGUARANTOR    NONGUARANTOR                  REID PLASTICS
                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------   ------------   ------------   -------------
                                                        (DOLLARS IN THOUSANDS)
Net cash provided by (used in)
  operating activities..............    $    (416)       $1,120         $(675)        $      29
                                        ---------        ------         -----         ---------

Cash flows from investing
  activities:
  Capital expenditures..............       (4,805)         (324)           --            (5,129)
  Net change in investments.........           58            --            --                58
  Other assets......................           96            --            --                96
                                        ---------        ------         -----         ---------

      Net cash used in investing
        activities..................       (4,651)         (324)           --            (4,975)
                                        ---------        ------         -----         ---------

Cash flows from financing
  activities:
  Principal payments on notes
    payable
    to banks........................     (113,356)           --            --          (113,356)
  Payments on other notes payable
    and capital leases..............       (4,312)                                       (4,312)
  Capital Contributions.............      122,117            --            --           122,117
                                        ---------        ------         -----         ---------

      Net cash provided by financing
        activities..................        4,449            --            --             4,449
                                        ---------        ------         -----         ---------

Net increase (decrease) in cash and
  cash equivalents..................         (618)          796          (675)             (497)

Cash and cash equivalents, beginning
  of period.........................        2,660         2,073           675             5,408
                                        ---------        ------         -----         ---------

Cash and cash equivalents, end of
  period............................    $   2,042        $2,869         $  --         $   4,911
                                        =========        ======         =====         =========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5.   SUBSIDIARY SUMMARY CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
    (CONTINUED)

    Six months ended June 30, 2000 Consolidating Condensed Statement of Cash Flows (Successor):

                                      CONSOLIDATED
                                       CONTAINER
                                        COMPANY                                    CONSOLIDATED
                                       EXCLUDING                                    CONTAINER
                                      NONGUARANTOR   NONGUARANTOR                    COMPANY
                                      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      ------------   ------------   ------------   ------------
                                                       (DOLLARS IN THOUSANDS)
Net cash provided by (used in)
  operating activities..............    $ 17,997        $ (757)         $ --         $ 17,240
                                        --------        ------          ----         --------

Cash flows from investing
  activities:
  Capital expenditures..............     (28,195)          (70)           --          (28,265)
  Net change in investments.........       5,358            --            --            5,358
                                        --------        ------          ----         --------

      Net cash used in investing
        activities..................     (22,837)          (70)           --          (22,907)
                                        --------        ------          ----         --------

Cash flows from financing
  activities:
  Net proceeds from revolving line
    of credit.......................      10,000            --            --           10,000
  Principal payments on notes
    payable to banks................      (4,817)           --            --           (4,817)
  Tax distributions to member.......        (296)           --            --             (296)
                                        --------        ------          ----         --------

      Net cash provided by financing
        activities..................       4,887            --            --            4,887
                                        --------        ------          ----         --------

Net increase (decrease) in cash and
  cash equivalents..................          47          (827)           --             (780)

Cash and cash equivalents, beginning
  of period.........................        (642)        1,708            --            1,066
                                        --------        ------          ----         --------

Cash and cash equivalents, end of
  period............................    $   (595)       $  881          $ --         $    286
                                        ========        ======          ====         ========

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

RESULTS OF OPERATIONS

(Dollars in Thousands)

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JULY 1, 1999

    NET SALES. Net sales for the second quarter of 2000 were $193,145, an increase of $146,125 or 310.8%, compared to $47,020 for the same period of 1999. Approximately $143,000 of the increase is attributable to the inclusion of Franklin and PCI in 2000. Higher resin prices in the second quarter of 2000 compared to the same period in 1999, which are passed through to customers in the form of higher unit prices, account for an increase in sales of approximately $4,500, while unit volume in the second quarter of 2000 was slightly lower than 1999 for the predecessor company.

    GROSS PROFIT. Gross profit for the second quarter of 2000 was $34,620, an increase of $23,252 or 204.5%, compared to $11,368 for the same period of 1999. The inclusion of Franklin and PCI in 2000 accounted for approximately $25,250 of gross profit. The remaining decrease in gross profit is the result of lower unit volume for the predecessor company and delays in passing through resin increases as incurred, due to both contractual provisions and prevailing market conditions.

    SG&A. Selling, general and administrative (SG&A) expense for the second quarter of 2000 was $8,942, an increase of $5,480 or 158.3%, compared to $3,462 for the same period of 1999. The increase was due to the inclusion of Franklin and PCI in 2000, offset by a reduction in SG&A related to the closure of the Reid Plastics corporate office in Diamond Bar, California during the fourth quarter of 1999. As a result of the closing, certain administrative, accounting, and information services functions were consolidated with other existing operations.

    AMORTIZATION EXPENSE. Amortization expense for the second quarter of 2000 was $3,495, an increase of $2,631 or 304.5%, compared to $864 for the same period of 1999. This increase is due to the additional goodwill created as a result of the acquisition.

    RESTRUCTURING CHARGE REVERSAL. The Company recognized a restructuring charge reversal of $2,238 during the second quarter of 2000. This amount represents a reduction in the remaining lease obligation of a closed manufacturing facility as a result of a sublease arrangement related to the facility.

    OPERATING INCOME. Operating Income for the second quarter of 2000 was $24,421, an increase of $17,379 or 246.8%, compared to $7,042 for the same period of 1999. This increase is the result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense for the second quarter of 2000 was $14,295, an increase of $12,030 or 531.3%, compared to $2,265 for the same period of 1999. This increase results primarily from the additional debt incurred in connection with the 1999 merger.

    INCOME TAXES. As a limited liability company, the Company is not subject to corporate income taxes.Income tax expense for the second quarter of 1999 was $2,336.

    EXTRAORDINARY LOSS. In the second quarter of 1999 the Company incurred an extraordinary loss of $1,171 in connection with the early extinguishment of long-term debt. The loss was comprised of the write-off of $1,952 of unamortized debt issuance costs, reduced by a tax benefit of $781.

    NET INCOME. Net income for second quarter of 2000 was $10,234, compared to $1,372 for the same period of 1999. The increase is the result of the factors discussed above.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JULY 1, 1999

    NET SALES. Net sales for the first six months of 2000 were $378,301, an increase of $292,878 or 342.9%, compared to $85,423 for the same period of 1999. Approximately $282,000 of the increase is attributable to the inclusion of Franklin and PCI in 2000. The remaining increase was the result of higher resin prices during the first six months of 2000 compared to the same period in 1999, which are passed through to customers in the form of higher unit prices, and stronger unit volume in the water category in the first quarter of 2000 compared to 1999. Higher resin prices accounted for approximately $8,500 of the increase in sales.

    GROSS PROFIT. Gross profit for the first six months of 2000 was $65,284, an increase of $47,096 or 258.9%, compared to $18,188 for the same period of 1999. The inclusion of Franklin and PCI in 2000 accounted for approximately $48,000 of gross profit. The remaining decrease in gross profit is the result of slightly higher unit volume offset by delays in passing through resin increases as incurred, due to both contractual provisions and prevailing market conditions.

    SG&A. SG&A expense for the first six months of 2000 was $18,536, an increase of $11,600 or 167.2%, compared to $6,936 for the same period of 1999. The increase was due to the inclusion of Franklin and PCI in 2000, offset by a reduction in SG&A related to the closure of the Reid Plastics corporate office during the fourth quarter of 1999.

    AMORTIZATION EXPENSE. Amortization expense for the first six months of 2000 was $6,989, an increase of $5,226 or 296.4%, compared to $1,763 for the same period of 1999. This increase is due to the additional goodwill created as a result of the acquisition.

    RESTRUCTURING CHARGE REVERSAL. The Company recognized a restructuring charge reversal of $2,238 during the first six months of 2000. This amount represents a reduction in the remaining lease obligation of a closed manufacturing facility as a result of a sublease arrangement related to the facility.

    OPERATING INCOME. Operating Income for the first six months of 2000 was $41,997, an increase of $32,508 or 342.6%, compared to $9,489 for the same period of 1999. This increase is the result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense for the first six months of 2000 was $27,694, an increase of $23,210 or 517.6%, compared to $4,484 for the same period of 1999. This increase results primarily from the additional debt incurred in connection with the acquisition.

    INCOME TAXES. As a limited liability company, the Company is not subject to corporate income taxes. Income tax expense for the first six months of 1999 was $2,890.

    NET INCOME. Net income for first six months of 2000 was $14,501, compared to $1,194 for the same period of 1999. The increase is the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of cash are for capital expenditures, working capital and debt service. Funds for these purposes are primarily generated from operations and borrowing under the Company's Senior Credit Facilities. The Senior Credit Facility was amended April 25, 2000 to add a Tranche 2 Revolving Loan Commitment of $45.1 million. During the first six months of 2000 the Company borrowed $10.0 million under its revolving credit facilities and had outstanding borrowings of $27.5 million under the revolving credit facilities at June 30, 2000. The Company had available to it unused borrowing capacity of $107.6 million as of June 30, 2000. The revolving credit facilities contain certain restrictive covenants. As of June 30, 2000 the Company was in compliance with all covenants.

    The Company had capital expenditures of approximately $28.3 million in the first six months of 2000, of which approximately $6.3 million was for maintenance and replacement and the remainder was for business growth and cost reduction initiatives. Substantially all of the expenditures were for packaging equipment for the manufacture of plastic containers or related support equipment.

    Cash flows from operations for the six months ended June 30, 2000 including working capital changes was approximately $17.2 million which, together with additional borrowings of $10.0 million under the credit facility and $5.4 million reduction in temporary investments, was utilized for $28.3 million of capital expenditures and $4.8 million of debt service.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company made distributions of $296 to its sole member, Consolidated Container Holdings LLC during the first six months of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's market risk during the six months ended June 30, 2000. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

                                 OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

       (27) Financial Data Schedule

    (B) REPORTS ON FORM 8-K

    The Company filed a report on Form 8-K dated May 12, 2000 reporting the formation of a new subsidiary and related supplemental indenture and assumption agreements that were entered into.

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

Dated this 10th day of August, 2000.