Form 10-Q
period 2000-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2000-11-14
CIK 1095531

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of November 13, 2000, there were 100 shares of the registrant's member units outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC
                                     INDEX

                                                                PAGE
                                                              --------
                    PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........      3

        CONDENSED CONSOLIDATED BALANCE SHEETS
          At December 31, 1999 and September 30, 2000.......      3

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
        COMPREHENSIVE INCOME
          For the three months and nine months ended
        September 30, 1999 and 2000.........................      4

        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S/
        MEMBERS EQUITY......................................      5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended September 30, 1999 and
        2000................................................      6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS..........................................      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
          OPERATIONS........................................     10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.................................................     13

                      PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     14

SIGNATURE...................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999             2000
                                                              -------------   --------------
                                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,066         $    567
  Investment securities.....................................       5,484              124
  Accounts receivable, net..................................      99,154           95,882
  Inventories...............................................      39,443           40,304
  Other current assets......................................       9,263           12,375
                                                                --------         --------
    Total current assets....................................     154,410          149,252
PROPERTY AND EQUIPMENT, Net.................................     283,830          298,182
INTANGIBLES AND OTHER ASSETS................................     552,016          542,996
                                                                --------         --------
                                                                $990,256         $990,430
                                                                ========         ========
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $ 50,318         $ 52,276
  Accrued liabilities.......................................      58,077           33,027
  Revolving credit facility.................................      17,500           34,500
  Current portion of long-term debt.........................      16,052           21,483
                                                                --------         --------
    Total current liabilities...............................     141,947          141,286
LONG-TERM DEBT..............................................     554,011          539,473
OTHER LIABILITIES...........................................      37,227           33,014
MINORITY INTEREST...........................................         243             (420)
MEMBER'S EQUITY:
  Member's equity...........................................     257,346          277,601
  Foreign currency translation adjustment...................        (518)            (524)
                                                                --------         --------
    Total member's equity...................................     256,828          277,077
                                                                --------         --------
                                                                $990,256         $990,430
                                                                ========         ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                      PERIOD FROM    THREE MONTHS
                                                                     JAN. 1, 1999       ENDED         NINE MONTHS
                                        THREE MONTHS ENDED            TO JULY 1,      SEPT. 30,          ENDED
                                 SEPT. 30, 1999    SEPT. 30, 2000        1999            1999       SEPT. 30, 2000
                                   (SUCCESSOR)       (SUCCESSOR)     (PREDECESSOR)   (SUCCESSOR)      (SUCCESSOR)
                                 ---------------   ---------------   -------------   ------------   ---------------
                                   (UNAUDITED)       (UNAUDITED)                     (UNAUDITED)      (UNAUDITED)
NET SALES......................     $197,878          $197,309          $87,099        $197,878         $575,610
COST OF SALES..................      159,484           163,750           68,911         159,484          476,767
                                    --------          --------          -------        --------         --------
GROSS PROFIT...................       38,394            33,559           18,188          38,394           98,843
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE.......       12,350             8,698            7,208          12,350           27,234
AMORTIZATION EXPENSE...........        3,443             3,549            1,491           3,443           10,538
RESTRUCTURING CHARGE
  (REVERSAL)...................        1,541                --               --           1,541           (2,238)
                                    --------          --------          -------        --------         --------
OPERATING INCOME...............       21,060            21,312            9,489          21,060           63,309
INTEREST EXPENSE, Net..........       13,278            15,140            4,484          13,278           42,834
                                    --------          --------          -------        --------         --------
INCOME BEFORE INCOME TAXES.....        7,782             6,172            5,005           7,782           20,475
INCOME TAX EXPENSE.............           --                --            2,890              --               --
MINORITY INTEREST IN LOSS OF
  SUBSIDIARY...................           62               464              250              62              662
                                    --------          --------          -------        --------         --------
INCOME BEFORE EXTRAORDINARY
  LOSS.........................        7,844             6,636            2,365           7,844           21,137
EXTRAORDINARY LOSS.............           --                --           (1,171)             --               --
                                    --------          --------          -------        --------         --------
NET INCOME.....................        7,844             6,636            1,194           7,844           21,137
OTHER COMPREHENSIVE INCOME
  (LOSS)--
  Foreign currency translation
    adjustment.................          (11)              (35)              72             (11)              (6)
                                    --------          --------          -------        --------         --------
COMPREHENSIVE INCOME...........     $  7,833          $  6,601          $ 1,266        $  7,833         $ 21,131
                                    ========          ========          =======        ========         ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                 OTHER
                                         MEMBER'S    COMMON    ACCUMULATED   COMPREHENSIVE
                                          EQUITY     STOCK       DEFICIT     INCOME (LOSS)    TOTAL
                                         --------   --------   -----------   -------------   --------
PERIOD FROM JANUARY 1, 1999 THROUGH
  JULY 1, 1999 (PREDECESSOR)

BALANCE, JANUARY 1, 1999...............  $     --   $55,293      $(3,507)        $(540)      $ 51,246

  Net income...........................        --        --        1,194            --          1,194

  Foreign currency translation
    adjustment.........................        --        --           --            72             72
                                         --------   -------      -------         -----       --------

BALANCE, JULY 1, 1999..................  $     --   $55,293      $(2,313)        $(468)      $ 52,512
                                         ========   =======      =======         =====       ========

PERIOD FROM JULY 2, 1999 THROUGH
  SEPTEMBER 30, 2000 (SUCCESSOR)

NEW CAPITALIZATION, JULY 2 1999........  $256,439   $    --      $    --         $(468)      $255,971

  Net income...........................       907        --           --            --            907

  Foreign currency translation
    adjustment.........................        --        --           --           (50)           (50)
                                         --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1999.............  $257,346   $    --      $    --         $(518)      $256,828

  Net income...........................    21,137        --           --            --         21,137

  Tax distributions to member..........      (882)       --           --            --           (882)

  Foreign currency translation
    adjustment.........................        --        --           --            (6)            (6)
                                         --------   -------      -------         -----       --------

BALANCE, SEPTEMBER 30, 2000............  $277,601   $    --      $    --         $(524)      $277,077
                                         ========   =======      =======         =====       ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               PERIOD FROM     PERIOD FROM    NINE MONTHS
                                                              JAN. 1, 1999    JULY 2, 1999       ENDED
                                                               TO JULY 1,     TO SEPT. 30,     SEPT. 30,
                                                                  1999            1999           2000
                                                              -------------   -------------   -----------
                                                              (PREDECESSOR)    (SUCCESSOR)    (SUCCESSOR)
                                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $   1,194       $   7,844      $ 21,137
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest.......................................         (250)            (63)         (663)
    Depreciation and amortization...........................        7,173          12,759        35,824
    Loss on early extinguishment of debt....................        1,171              --            --
    Currency translation....................................           --             (11)           (6)
    Changes in operating assets and liabilities.............       (9,259)        (10,764)      (27,896)
                                                                ---------       ---------      --------
  Net cash provided by operating activities.................           29           9,765        28,396
                                                                ---------       ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................       (5,129)         (8,495)      (44,792)
  Proceeds from disposal of assets..........................           58              --         3,526
  Net change in investments.................................           --            (344)        5,360
  Tax distributions to member...............................           --              --          (882)
  Cash paid for acquisition, net of cash acquired...........           --           4,605            --
  Other.....................................................           96              --            --
                                                                ---------       ---------      --------
  Net cash used in investing activities.....................       (4,975)         (4,234)      (36,788)
                                                                ---------       ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit................           --              --        17,000
  Issuance of member units, net of issuance costs...........           --          56,272            --
  Borrowings under credit facility..........................           --         412,500            --
  Borrowings of senior subordinated notes...................           --         185,000            --
  Repayment of PCI notes....................................           --        (136,700)           --
  Debt issuance costs.......................................           --         (21,387)           --
  Payment of Suiza Packaging debt...........................           --        (372,459)           --
  Principal payments on notes payable to banks..............      (89,856)             --            --
  Net payments on revolving line of credit..................      (23,500)             --            --
  Capital contributions.....................................      122,117        (122,117)           --
  Principal payments on long-term debt......................       (4,312)           (612)       (9,107)
                                                                ---------       ---------      --------
  Net cash provided by (used in) financing activities.......        4,449             497         7,893
                                                                ---------       ---------      --------
NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...         (497)          6,028          (499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        5,408           4,911         1,066
                                                                ---------       ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $   4,911       $  10,939      $    567
                                                                =========       =========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................    $   4,517       $  11,900      $ 48,236
                                                                =========       =========      ========
  Cash paid during the period for income taxes..............    $     506       $      --      $     --
                                                                =========       =========      ========
NON-CASH TRANSACTION:
  Issuance of Member units..................................    $      --       $ 145,328      $     --
                                                                =========       =========      ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC ("the Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete annual financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1999 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101"), which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year end 2000 financial statements. The Company has not yet determined the impact SAB No. 101 will have on its consolidated financial position or results of operations.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

3. INVENTORIES

    Inventories consist of the following at December 31, 1999 and September 30, 2000:

                                                           DECEMBER 31,      SEPTEMBER 30,
                                                               1999              2000
                                                           ------------      -------------
                                                               (DOLLARS IN THOUSANDS)
Raw materials............................................     $21,031           $21,713
Parts and supplies.......................................       2,779             2,861
Finished goods...........................................      15,633            15,730
                                                              -------           -------
                                                              $39,443           $40,304
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

    In 1997, the Company recorded a restructuring charge representing a provision for loss on closed facilities subject to operating leases related to the closure of a manufacturing facility, warehouses and an administrative facility.

    Reconciliation of the restructuring accruals for the nine months ended were as follows:

                                                                    PURCHASE
                                                      1997         ACCOUNTING         1999
                                                  RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                                     CHARGES        ACCRUALS         CHARGES
                                                  -------------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
Balance at December 31, 1999....................     $ 6,377         $ 6,845         $ 7,949
Charge reversal for sublease arrangement........      (2,238)             --              --
Severance and related costs.....................          --            (310)         (1,053)
Leases and other facility closing costs.........        (125)         (4,166)         (1,939)
                                                     -------         -------         -------
Balance at September 30, 2000...................     $ 4,014         $ 2,369         $ 4,957
                                                     =======         =======         =======

    Costs charged to the accrual, excluding the charge reversal, were cash items.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                                  (UNAUDITED)

5. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1999 and September 30, 2000:

                                                           DECEMBER 31,      SEPTEMBER 30,
                                                               1999              2000
                                                           ------------      -------------
                                                               (DOLLARS IN THOUSANDS)
Senior subordinated notes................................    $185,000          $185,000
Senior credit facility-term loans........................     380,075           372,575
Capital lease obligations................................       4,988             3,381
                                                             --------          --------
                                                              570,063           560,956
Less current portion.....................................     (16,052)          (21,483)
                                                             --------          --------
                                                             $554,011          $539,473
                                                             ========          ========

    The Senior Credit Facility was amended on April 25, 2000 which added a revolving credit facility (the "tranche 2 Revolver") of $45,100,000. In the third quarter the Company borrowed $7,000,000 under this revolving credit facility.

    The obligations under the Senior Credit Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Consolidated Container Holdings and each of its direct and indirect domestic subsidiaries other than the Company and Consolidated Container Capital and, in each case, are subject to customary exceptions. Consolidated Container Holdings has no independent assets or operations. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as nonguarantor subsidiaries are considered inconsequential.

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

RESULTS OF OPERATIONS

(Dollars in Thousands)

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1999

    NET SALES. Net sales for the third quarter of 2000 were $197,309, a decrease of $569 or 0.3%, compared to $197,878 for the same period of 1999. Higher resin prices in the third quarter of 2000 compared to the same period in 1999 account for an increase in sales of approximately $14,000, while unit volumes were lower than 1999 due primarily to the closure of one customer location, the sale of another customer's business to a buyer who produces their container needs internally and the non-renewal of one customer contract.

    GROSS PROFIT. Gross profit for the third quarter of 2000 was $33,559, a decrease of $4,835 or 12.6%, compared to $38,394 for the same period of 1999. The decrease in gross profit is the result of lower unit volume for the reasons discussed above and the effect of competitive pricing pressures, including the impact of delays in passing resin price increases to certain customers.

    SG&A. Selling, general and administrative (SG&A) expense for the third quarter of 2000 was $8,698, a decrease of $3,652 or 29.6%, compared to $12,350 for the same period of 1999. The decrease was due to a reduction in SG&A related to the closure of the Reid Plastics corporate office in Diamond Bar, California during the fourth quarter of 1999. As a result of the closing, certain administrative, accounting, and information services functions were consolidated with other existing operations.

    AMORTIZATION EXPENSE. Amortization expense for the third quarter of 2000 was $3,549, an increase of $106 or 3.1%, compared to $3,443 for the same period of 1999. This increase is due to the additional goodwill created as a result of the acquisition.

    RESTRUCTURING CHARGE. As a result of the merger and integration of the combined operations, the Company recorded a $1,541 restructuring charge in 1999 related to excess headquarter personnel.

    OPERATING INCOME. Operating Income for the third quarter of 2000 was $21,312, an increase of $252 or 1.2%, compared to $21,060 for the same period of 1999. This increase is the result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense for the third quarter of 2000 was $15,140, an increase of $1,862 or 14.0%, compared to $13,278 for the same period of 1999. This increase results primarily from the additional debt incurred in connection with the acquisition.

    INCOME TAXES. As a limited liability company, the Company is not subject to corporate income taxes.

    NET INCOME. Net income for third quarter of 2000 was $6,636, compared to $7,844 for the same period of 1999. The decrease is the result of the factors discussed above.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1999

    NET SALES. Net sales for the first nine months of 2000 were $575,610, an increase of $290,633 or 102.0%, compared to $284,977 for the same period of 1999. Approximately $282,000 of the increase is attributable to the inclusion of Franklin and PCI in 2000. The remaining increase was the result of higher resin prices during the first nine months of 2000 compared to the same period in 1999 and stronger unit volume in the water category in the first quarter of 2000 compared to 1999. Higher resin prices accounted for approximately $22,500 of the increase in sales. These increases were offset by the closure of one customer location, the sale of another customer's business to a buyer who produces their container needs internally and the non-renewal of one customer contract.

    GROSS PROFIT. Gross profit for the first nine months of 2000 was $98,843, an increase of $42,261 or 74.7%, compared to $56,582 for the same period of 1999. The inclusion of Franklin and PCI in 2000 accounted for approximately $48,000 of gross profit. The remaining decrease in gross profit is the result of slightly higher unit volume offset by the effect of competitive pricing pressures.

    SG&A. SG&A expense for the first nine months of 2000 was $27,234, an increase of $7,676 or 39.3%, compared to $19,558 for the same period of 1999. The increase was due to the inclusion of Franklin and PCI in 2000, offset by a reduction in SG&A related to the closure of the Reid Plastics corporate office during the fourth quarter of 1999.

    AMORTIZATION EXPENSE. Amortization expense for the first nine months of 2000 was $10,538, an increase of $5,604 or 113.6%, compared to $4,934 for the same period of 1999. This increase is due to the additional goodwill created as a result of the acquisition.

    RESTRUCTURING CHARGE AND (CHARGE REVERSAL). The Company recognized a restructuring charge reversal of $2,238 during the second quarter of 2000. This amount represents a reduction in the remaining lease obligation of a closed manufacturing facility as a result of a sublease arrangement related to the facility.

    OPERATING INCOME. Operating Income for the first nine months of 2000 was $63,309, an increase of $32,760 or 107.2%, compared to $30,549 for the same period of 1999. This increase is the result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense for the first nine months of 2000 was $42,834 an increase of $25,072 or 141.2%, compared to $17,762 for the same period of 1999. This increase results primarily from the additional debt incurred in connection with the acquisition.

    INCOME TAXES. As a limited liability company, the Company is not subject to corporate income taxes in 2000. For the first six months of 1999, the Predecessor Company was a taxable entity.

    EXTRAORDINARY LOSS. In the second quarter of 1999 the Company incurred an extraordinary loss of $1,171 in connection with the early extinguishment of long-term debt. The loss was comprised of the write-off of $1,952 of unamortized debt issuance costs, reduced by a tax benefit of $781.

    NET INCOME. Net income for first nine months of 2000 was $21,137, compared to $9,038 for the same period of 1999. The increase is the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of cash are for capital expenditures, working capital, and debt service. Funds for these purposes are primarily generated from operations and borrowing under the

Company's Senior Credit Facilities. The Senior Credit Facility was amended April 25, 2000 to add a Tranche 2 Revolving Loan Commitment of $45.1 million. During the first nine months of 2000 the Company borrowed $17.0 million under its revolving credit facilities and had outstanding borrowings of $34.5 million under the revolving credit facilities at September 30, 2000. The Company had available to it unused borrowing capacity of $100.6 million as of September 30, 2000. The revolving credit facilities contain certain restrictive covenants. As of September 30, 2000 the Company was in compliance with all covenants.

    The Company had capital expenditures of approximately $44.8 million in the first nine months of 2000, of which approximately $9.3 million was for maintenance and replacement and the remainder was for business growth and cost reduction initiatives. Substantially all of the expenditures were for packaging equipment for the manufacture of plastic containers or related support equipment.

    Cash flows from operations for the nine months ended September 30, 2000 including working capital changes were approximately $28.4 million which, together with additional borrowings of $17.0 million under the credit facility, $3.5 million proceeds from disposal of assets, and $5.4 million reduction in temporary investments, were utilized for $44.8 million of capital expenditures and $9.1 million of debt service.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company made distributions of $882 to its sole member, Consolidated Container Holdings LLC during the first nine months of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

       (27) Financial Data Schedule

    (B) REPORTS ON FORM 8-K

    N/A

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

Dated this 13th day of November, 2000.