Form 10-K405
period 2000-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2001-04-02
CIK 1095531

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________.

                       COMMISSION FILE NUMBER: 333-88157

                            ------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           75-2825338
          (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
          incorporation or organization)

 5605 N. MACARTHUR BLVD., SUITE 360, IRVING, TEXAS                        75038
     (Address of principal executive offices)                           (Zip Code)

                                 (972) 518-9150
              (Registrant's telephone number, including area code)

                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No /X/

    None of the registrant's member units were held by nonaffiliates as of April 2, 2001.

    The number of member units outstanding as of April 2, 2001 is 1,000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I

    ITEM 1.       Business....................................................        3

    ITEM 2.       Properties..................................................        7

    ITEM 3.       Legal Proceedings...........................................       10

    ITEM 4.       Submission of Matters to a Vote of Security Holders.........       10

PART II

    ITEM 5.       Market for the Registrant's Common Equity and Related              11
                    Stockholder Matters.......................................

    ITEM 6.       Selected Financial Data.....................................       11

    ITEM 7.       Management's Discussion and Analysis of Financial Condition        13
                    and Results of Operations.................................

    ITEM 8.       Financial Statements and Supplementary Data.................       20

    ITEM 9.       Changes in and Disagreements with Accountants on Accounting        20
                    and Financial Disclosure..................................

PART III

    ITEM          Members of the Management Committee and Executive Officers         21
      10.           of the Registrant.........................................

    ITEM          Executive Compensation......................................       26
      11.

    ITEM          Security Ownership of Certain Beneficial Owners and                27
      12.           Management................................................

    ITEM          Certain Relationships and Related Party Transactions........       30
      13.

PART IV

    ITEM          Exhibits, Financial Statement Schedules, and Reports on Form       36
      14.           8-K.......................................................

                  Index to Exhibits...........................................       37

                                     PART I

ITEM 1: BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

    On July 2, 1999, the plastic packaging assets formerly held by Franklin Plastics, Inc. ("Franklin Plastics") and Plastic Containers, Inc. and its subsidiaries ("Plastic Containers"), both subsidiaries of Suiza Foods Corporation and the former plastic packaging companies, Reid Plastics, Inc. and its subsidiaries ("Reid Plastics") were contributed and merged into Consolidated Container Company LLC, a Delaware limited company (the "Company"), and its subsidiaries. In connection with these and related transactions (collectively, the "Transactions"), the Company and its wholly owned subsidiary, Consolidated Container Capital, Inc., issued their $185.0 million aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2009 (the "Notes") and the Company borrowed debt under its new Senior Credit Facility (as defined below). Throughout this Annual Report on Form 10-K, references to "pro forma" financial results give effect to the Transactions and certain acquisitions by Franklin Plastics as if they had occurred as of the beginning of the period presented.

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

(B) NARRATIVE DESCRIPTION OF BUSINESS

    We are a leading domestic developer, manufacturer and marketer of rigid plastic containers for many of the world's largest branded consumer products and beverage companies. In 2000, we sold over 7 billion containers to the dairy, water, other beverage, food, household chemical and personal care, automotive and agricultural and industrial chemical sectors. Our container product line ranges in size from two ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene ("HDPE"), polycarbonate ("PC"), polypropylene ("PP"), polyethylene terephthalate ("PET") and polyvinyl chloride ("PVC").

    We serve our customers with a wide range of manufacturing capabilities and services through a nationwide network of 70 strategically located manufacturing facilities and through a nationally recognized research, development and engineering center. In addition, we have five international manufacturing facilities in Canada, Puerto Rico and Mexico. Twenty-six of our manufacturing facilities are located on-site at our customers' plants. On-site facilities enable us to work more closely with these customers, to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs and to foster the development of long-term manufacturing and distribution relationships. Our nationally recognized research, development and engineering center creates innovative product designs for our customers and process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

PRINCIPAL PRODUCT CATEGORIES/MARKETS

    We summarize below our seven principal product categories.

    DAIRY. Our principal products in this sector include one gallon and half gallon HDPE bottles, which we sell primarily to dairies for sale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and "sleeved" milk bottles. Our dairy products generated approximately 26.8% of our net sales for the year ended December 31, 2000.

    WATER. Our principal products in this sector include one gallon and ten quart HDPE bottles, which we sell primarily to water producers for sale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water products generated approximately 18.0% of our net sales for the year ended December 31, 2000.

    OTHER BEVERAGE. We manufacture a wide variety of containers for other beverage products using HDPE and PET, consisting of high value-added technically advanced containers for products such as fruit juices and fruit drinks. We manufacture a wide array of products in this sector, ranging from six to 96 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE containers for fruit juice. Our other beverage products generated approximately 15.6% of our net sales for the year ended December 31, 2000.

    FOOD. We manufacture a wide range of food containers using HDPE, PP and PET for a variety of food products, such as ketchup, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable ketchup bottles, high-gloss salsa containers and retortable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula. Our food products generated approximately 8.6% of our net sales for the year ended December 31, 2000.

    HOUSEHOLD CHEMICALS & PERSONAL CARE. Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made from HDPE and PVC, are used for shampoos, conditioners and other hair care products. Our household chemicals and personal care products generated approximately 12.4% of our net sales for the year ended December 31, 2000.

    AUTOMOTIVE. We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield wash solvent. Our automotive products generated approximately 8.8% of our net sales for the year ended December 31, 2000.

    AGRICULTURAL, INDUSTRIAL & OTHER. We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our Conolene-TM- process creates chemical-resistant containers, which are leading products in this sector. Our other products in this category include containers for medical supplies and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other products generated approximately 9.8% of our net sales for the year ended December 31, 2000.

CUSTOMERS

    Our customers include many of the major branded consumer products companies and most bottled water companies, national juice producers, large food concerns, regional dairies, chemical and automotive product manufacturers in the United States. For the year ended December 31, 2000, sales to our largest customer accounted for approximately 12% of our net sales.

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

    We spent approximately $7.6 million on research, development and engineering in 2000. We believe that continuing product and manufacturing innovations are important to meeting customer's needs and lowering unit cost, thus permitting us to remain competitive in the plastic container market. We expect to spend approximately $7.5 million on research, development and engineering in 2001.

INTELLECTUAL PROPERTY

    We have developed a number of trademarks and patents for use in our business and are continually developing new trademarks and patents. In addition, we also hold licenses for the use of several registered trademarks from third parties. Because our trademarks, brand names and patented packaging designs create goodwill and result in product differentiation, we believe that these assets are important to our business. Although we hold various trademarks and patents, we believe that our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. Although we cannot assure you that our competitors will not discover comparable or the same knowledge and techniques through independent development or by other legal means, we believe that our business, as a whole, is not dependent on these matters.

MANUFACTURING AND DISTRIBUTION

    MANUFACTURING. At December 31, 2000, we operated over 600 blow-molding production lines and six injection molding machines (which are used to produce closures, water cooler parts, crates, overcaps, valves and collars).

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

    Thirty of our production lines are set up so that multiple extruders deposit a single parison into a single mold, thus producing a multiple layer bottle. Most of these lines are also capable of applying an in-mold label. We were among the first to develop and use a wheel manufacturing technology. Our wheels operate at high speeds and efficiently manufacture containers with one or more special features, such as multiple layers, in-mold labels and fluorination. In most cases, we are actively involved with our customers in the design and manufacture of new packaging features, including special wheel molds.

    Twenty-six of our manufacturing facilities are located on-site at customer plants. On-site plants enable us to work more closely with customers at these plants, to facilitate just-in-time inventory management, to generate significant savings opportunities through process re-engineering, to eliminate costly packing, shipping and handling charges, to reduce working capital and to foster the development of long-term customer relationships.

    We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent $68.2 million in 2000 on capital expenditures. We estimate that the annual capital expenditure required to maintain our current facilities will be approximately $9.0 million. Additional capital expenditures beyond this amount will be required to expand capacity.

    DISTRIBUTION. At our 44 stand-alone domestic plants, we ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At each of our 26 on-site plants, our operations are usually integrated with the customers' manufacturing operations so that we can make deliveries, as needed, directly to the customers' conveyor lines.

RAW MATERIALS

    Our principal raw materials include HDPE, PC, PP, PET and PVC resins, and we use other materials in our manufacturing operations, such as ethyl vinyl alcohol, resin colorant, corrugated boxes, shipping materials, pallets, labels and inks. Generally, it is our practice to obtain raw materials from several sources in order to ensure an economical, adequate and timely supply, and we are not dependent on any single supplier for any of these materials. Although we believe our access to raw materials is generally reliable, we cannot assure that we will have an uninterrupted supply of raw materials at competitive prices. While our net sales are affected by fluctuations in resin prices, our gross profit over time is substantially unaffected by these changes because industry practice and our contractual arrangements with certain of our customers permit or require us to pass through these changes. We may not, however, always be able to pass through these changes in a timely manner. Based on our experience, we believe that adequate quantities of these materials will be available to supply our customers' needs.

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

EMPLOYEES

    At December 31, 2000, we employed over 4,400 people. Approximately 1,200 of these employees were hourly workers covered by collective bargaining agreements, which expire between September 30, 2001 and 2003. We have renewed the three collective bargaining agreements that had expirations in 2000. Given the seasonality of the bottled water industry, we expect to continue to employ full-time, temporary, and seasonal workers during the peak production months of May through September. Our predecessor companies had not had any material labor disputes in the past five years. We consider our relations with employees to be good.

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

    Although compliance with environmental laws and regulations requires ongoing expenditures and remediation activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2000 and are not expected to be material in 2001. We believe that we are in material compliance with all federal, state and local environmental laws and regulations and are currently not engaged in any remediation activities required by governmental regulatory authorities.

ITEM 2: PROPERTIES

    We use various owned and leased properties located throughout the United States, Puerto Rico, Mexico and Canada for our manufacturing plants, corporate headquarters, technical center and sales offices. At December 31, 2000, we had 70 manufacturing plants, 14 of which we owned and 56 of which we leased.

    We list in the table below the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order) and some related information at December 31, 2000.

                                                   SIZE IN     OWNED OR
LOCATION OF FACILITIES                           SQUARE FEET    LEASED      PRINCIPAL USE      ON-SITE
- ----------------------                           -----------   --------   -----------------   ---------
NORTHEAST
Monroe, Connecticut............................      1,000     Leased     Sales Office
New Britain, Connecticut.......................      5,500     Leased     Manufacturing               X
Windsor, Connecticut...........................     58,000     Leased     Manufacturing
Poland Springs, Maine..........................     13,000     Leased     Manufacturing               X
Franklin, Massachusetts........................     55,000     Leased     Manufacturing
Franklin, Massachusetts........................     24,300     Leased     Manufacturing               X
Lynn, Massachusetts............................     12,000     Leased     Manufacturing               X
Marlborough, Massachusetts.....................      4,600     Leased     Manufacturing               X
Hampstead, New Hampshire.......................     42,000     Owned      Manufacturing
Burlington, New Jersey.........................      6,500     Leased     Manufacturing               X
Elizabeth, New Jersey..........................     40,000     Owned      Manufacturing
Cranbury, New Jersey...........................     62,000     Owned      Manufacturing
Batavia, New York..............................     21,700     Leased     Manufacturing
Rensselaer, New York...........................      4,500     Leased     Manufacturing               X
Rochester, New York............................     65,000     Owned      Manufacturing
Allentown, Pennsylvania........................     80,000     Leased     Manufacturing               X
Berwick, Pennsylvania..........................    197,000     Owned      Manufacturing
Brenigsville, Pennsylvania.....................      8,500     Leased     Manufacturing
Lancaster, Pennsylvania........................     18,100     Leased     Manufacturing               X
Leetsdale, Pennsylvania........................     42,000     Leased     Manufacturing
New Castle, Pennsylvania.......................     92,000     Owned      Manufacturing
Oil City, Pennsylvania.........................     96,000     Owned      Manufacturing
Penn Township Kelton, Pennsylvania.............     36,400     Leased     Manufacturing
Verona, Pennsylvania...........................     90,200     Leased     Manufacturing
York, Pennsylvania.............................     30,900     Leased     Manufacturing
MID-ATLANTIC
Baltimore, Maryland............................    151,000     Owned      Manufacturing
Newell, West Virginia..........................     50,000     Leased     Manufacturing               X
SOUTHEAST
Lakeland, Florida..............................    218,000     Leased     Manufacturing
Miami, Florida.................................      4,800     Leased     Manufacturing
St. Petersburg, Florida........................      2,500     Leased     Manufacturing               X
Tampa, Florida.................................     22,500     Leased     Manufacturing
Zephyr Hills, Florida..........................      7,400     Leased     Manufacturing               X
Greensboro, North Carolina.....................     30,000     Leased     Manufacturing
Mechanicsville, Virginia.......................     11,000     Leased     Manufacturing               X
Atlanta, Georgia...............................     85,000     Leased     Manufacturing
McDonough, Georgia.............................      4,000     Leased     Manufacturing               X

SOUTH
Demopolis, Alabama.............................      4,000     Leased     Warehouse
Demopolis, Alabama.............................     98,000     Owned      Manufacturing

                                                   SIZE IN     OWNED OR
LOCATION OF FACILITIES                           SQUARE FEET    LEASED      PRINCIPAL USE      ON-SITE
- ----------------------                           -----------   --------   -----------------   ---------
Fort Smith, Arkansas...........................        150     Leased     Sales Office
West Memphis, Arkansas.........................     67,000     Leased     Manufacturing
Louisville, Kentucky...........................      4,000     Owned      Manufacturing
Kentwood, Louisiana............................     10,000     Leased     Manufacturing               X
Monroe, Louisiana..............................      3,300     Leased     Manufacturing               X
Conroe, Texas..................................      3,000     Leased     Manufacturing               X
Dallas, Texas (2 facilities)...................     31,000     Leased     Manufacturing               X
Irving, Texas..................................     12,000     Leased     Corporate Office
Fort Worth, Texas..............................      8,000     Leased     Manufacturing               X
Houston, Texas.................................     80,000     Leased     Manufacturing
Katy, Texas....................................     10,000     Leased     Manufacturing               X
Sherman, Texas.................................    110,000     Leased     Manufacturing
The Woodlands, Texas...........................      1,000     Leased     Sales Office

MID-WEST
DuPage, Illinois...............................    104,000     Leased     Manufacturing
Elk Grove, Illinois............................    183,000     Leased     Manufacturing
Elk Grove, Illinois............................     79,000     Leased     RD&E Center
Harvard, Illinois..............................    126,300     Leased     Manufacturing
Hutchinson, Kansas.............................      2,000     Leased     Manufacturing               X
Lenexa, Kansas.................................    173,000     Leased     Manufacturing
Omaha, Nebraska................................     11,500     Leased     Accounting Center
Springdale, (Cincinnati), Ohio.................    130,000     Leased     Manufacturing
Cincinnati, Ohio...............................      1,000     Leased     Sales Office
Columbus, Ohio.................................      8,600     Leased     Manufacturing               X
WEST
Phoenix, Arizona...............................     59,760     Leased     Manufacturing
Phoenix, Arizona...............................     44,000     Owned      Warehouse
Anaheim, California............................     59,000     Leased     Manufacturing
City of Industry (Railroad), California........     22,000     Leased     Manufacturing               X
City of Industry (Samuelson), California.......    135,100     Leased     Manufacturing
Ontario, California............................     40,000     Leased     Manufacturing               X
Riverside, California..........................     17,000     Leased     Manufacturing               X
Santa Ana, California..........................    103,000     Owned      Manufacturing
Tracy, California..............................    160,000     Owned      Manufacturing
Union City, California.........................     15,000     Leased     Manufacturing               X
Westminister, California.......................     11,100     Leased     Manufacturing
Tukwila, Washington............................     50,700     Leased     Manufacturing
Vancouver, Washington..........................     43,800     Owned      Manufacturing
Vancouver, Washington..........................     35,000     Leased     Warehouse
CANADA
Richmond, British Columbia.....................     35,203     Leased     Manufacturing
Winnipeg, Manitoba.............................      7,400     Leased     Manufacturing
Mississauga, Ontario...........................     34,800     Leased     Manufacturing
MEXICO
Mexico City....................................     24,300     Leased     Manufacturing
PUERTO RICO
Caguas.........................................     47,000     Owned      Manufacturing

ITEM 3: LEGAL PROCEEDINGS

    We are a party to various litigation matters arising in the ordinary course of our business. We cannot estimate with certainty the ultimate legal and financial liability with respect to this litigation but believe, based on our examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to our financial position, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's member units, and as of April 2, 2001, there was one holder of record, Consolidated Container Holdings. For a list of certain holders of the member units of Consolidated Container Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this Annual Report on Form 10-K. The Senior Subordinated Notes and the senior credit facility contain restrictions on the Company's ability to pay dividends on its member units.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company has made no distributions to its sole member, Consolidated Container Holdings, for the year ended
December 31, 2000. The Indenture (as defined below) under which the Company and Consolidated Container Capital issued their Notes and the Senior Credit Facility (as defined below) contain restrictions on its ability to pay dividends to Consolidated Container Holdings.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA OF CONSOLIDATED CONTAINER COMPANY
LLC,
     SUCCESSOR TO REID PLASTICS, INC.

    The following table presents selected historical financial data for the year ended December 31, 2000 and for the period July 2, 1999 through December 31, 1999 of Consolidated Container Company, successor to Reid Plastics. The following table also presents selected financial data of Reid Plastics for the years ended December 31, 1996 and the period January 1, 1997 to October 14, 1997 preceding the acquisition of Reid Plastics Holdings, the parent of Reid Plastics, by affiliates of Vestar Capital Partners III, L.P., on October 15, 1997. The table also presents selected historical post-acquisition financial data for the period October 15, 1997 to December 31, 1997 the year ended December 31, 1998, the period January 1, 1999 through July 1, 1999.

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

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                              PREDECESSOR                                     SUCCESSOR
                               --------------------------------------------------------------------------   -------------
                                     PRE-ACQUISITION                       POST-ACQUISITION
                               ----------------------------   -------------------------------------------
                                               PERIOD FROM     PERIOD FROM                    PERIOD FROM    PERIOD FROM
                                                JANUARY 1,     OCTOBER 15,                    JANUARY 1,       JULY 2,
                                                   1997           1997                           1999           1999
                                YEAR ENDED       THROUGH         THROUGH       YEAR ENDED       THROUGH        THROUGH
                               DECEMBER 31,    OCTOBER 14,    DECEMBER 31,    DECEMBER 31,      JULY 1,     DECEMBER 31,
                                   1996            1997           1997            1998           1999           1999
                               -------------   ------------   -------------   -------------   -----------   -------------
INCOME STATEMENT DATA:
Net sales....................     $136.6          $164.7         $ 33.2          $175.2         $ 85.4         $388.7
Cost of goods sold...........      116.3           144.5           31.8           144.7           67.4          315.2
                                  ------          ------         ------          ------         ------         ------
Gross profit.................       20.3            20.2            1.4            30.5           18.0           73.5
Selling, general and
  administrative expenses....       13.3            14.1            3.4            18.1            9.0           37.2
Nonrecurring charges
  (credits)(a)...............         --             9.1             --              --             --            8.8
                                  ------          ------         ------          ------         ------         ------
Operating income (loss)......        7.0            (3.0)          (2.0)           12.4            9.0           27.5
Other income (expense).......        0.6             0.6             --             1.3            0.5            0.2
Interest expense, net(b).....        4.8             6.3            1.9            10.5            4.5           27.0
                                  ------          ------         ------          ------         ------         ------
Income (loss) before income
  taxes......................        2.8            (8.7)          (3.9)            3.2            5.0            0.7
Income tax expense
  (benefit)..................        2.2            (1.2)          (0.1)            2.8            2.9             --
Minority interest in
  subsidiaries...............        0.2             0.3            0.1             0.1           (0.3)          (0.2)
                                  ------          ------         ------          ------         ------         ------
Income (loss) before
  extraordinary item.........        0.4            (7.8)          (3.9)            0.3            2.4            0.9
Extraordinary item...........         --              --             --              --           (1.2)            --
                                  ------          ------         ------          ------         ------         ------
Net income (loss)............     $  0.4          $ (7.8)        $ (3.9)         $  0.3         $  1.2         $  0.9
                                  ======          ======         ======          ======         ======         ======
Other Data:
Net cash provided by
  operating activities.......       10.8             5.5            1.7            11.4             --           27.4
Net cash used in investing
  activities.................      (43.2)           (8.5)          (4.5)          (11.1)          (5.0)         (15.5)
Net cash provided by (used
  in) financing activities...       35.3            (2.9)           6.6             0.7            4.4          (15.8)
Depreciation and
  amortization...............        7.7            12.6            4.1            16.0            7.2           26.9
Capital expenditures.........        5.9             9.3            4.8            12.7            5.1           24.9
Cash interest expense,
  net(c).....................        4.5             6.3            1.9            10.5            4.5           25.5
Ratio of earnings to fixed
  charges(d).................        1.5x             --             --             1.3x           1.9x           1.4x
Balance Sheet Data (at end of
  period):
Cash and cash equivalents....     $  6.7          $  0.7         $  4.4          $  5.4         $  4.9         $  1.1
Working capital..............       10.8              --           20.6            14.0           24.0           12.4
Total assets.................      165.9              --          235.4           219.9          984.0          990.1
Total debt...................       98.0              --          123.9           121.5          603.9          587.6
Total stockholders'/member's
  equity.....................       19.8              --           54.5            51.2          256.0          256.8

                                 SUCCESSOR
                               -------------

                                YEAR ENDED
                               DECEMBER 31,
                                   2000
                               -------------
INCOME STATEMENT DATA:
Net sales....................    $  754.6
Cost of goods sold...........       627.0
                                 --------
Gross profit.................       127.6
Selling, general and
  administrative expenses....        50.5
Nonrecurring charges
  (credits)(a)...............        (4.0)
                                 --------
Operating income (loss)......        81.1
Other income (expense).......          --
Interest expense, net(b).....        58.1
                                 --------
Income (loss) before income
  taxes......................        23.0
Income tax expense
  (benefit)..................          --
Minority interest in
  subsidiaries...............        (0.2)
                                 --------
Income (loss) before
  extraordinary item.........        23.2
Extraordinary item...........          --
                                 --------
Net income (loss)............    $   23.2
                                 ========
Other Data:
Net cash provided by
  operating activities.......        67.8
Net cash used in investing
  activities.................       (60.8)
Net cash provided by (used
  in) financing activities...         0.9
Depreciation and
  amortization...............        47.8
Capital expenditures.........        68.2
Cash interest expense,
  net(c).....................        54.0
Ratio of earnings to fixed
  charges(d).................         1.3x
Balance Sheet Data (at end of
  period):
Cash and cash equivalents....    $    9.0
Working capital..............       (14.6)
Total assets.................     1,001.6
Total debt...................       588.5
Total stockholders'/member's
  equity.....................       278.4

- ------------------------------

(a) Restructuring charges were recognized in connection with plans to consolidate certain manufacturing and administrative functions and facilities. The charges consisted of severance and other personnel-related cost, facility closing cost and remaining obligations under noncancellable operating leases. Restructuring credits were recognized when sub-leases were obtained on certain closed facilities.

(b) Represents interest expense, net of interest income.

(c) Cash interest expense excludes amortization of deferred financing fees.

(d) For purposes of determining the ratio of earnings to fixed charges, "earnings" is defined as income (loss) before income taxes and extraordinary item plus fixed charges. "Fixed Charges" consist of interest expense on all debt, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense that is attributable to interest. Earnings were insufficient to cover fixed charges for the year ended December 31, 1997, by $12.6 million.

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

    The pro forma financial information does not purport to represent what the results of operations of Consolidated Container Company would actually have been if the Transaction had, in fact, occurred on the date assumed and is not necessarily representative of Consolidated Container Company's results of operations for any future period. The unaudited pro forma information should be read in conjunction with the other financial statements and notes to them included elsewhere in this Annual Report on Form 10-K.

                                                                                                      HISTORICAL
                                                     UNAUDITED PRO FORMA STATEMENTS OF                YEAR ENDED
                                                     OPERATIONS YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                                       1998                     1999                     2000
                                                -------------------      -------------------      -------------------
                                                                        (DOLLARS IN MILLIONS)
Net sales.....................................   $687.3     100.0%        $737.4     100.0%        $754.6     100.0%
Cost of goods sold............................    548.1      79.7          596.4      80.9          627.0      83.0
                                                 ------     -----         ------     -----         ------     -----
Gross profit..................................   $139.2      20.3         $141.0      19.1         $127.7      16.9
Selling, general and administrative...........     61.4       8.9           48.4       6.6           36.5       4.8
Amortization expense..........................     14.8       2.2           14.8       2.0           14.1       1.9
Restructuring Charge Reversal.................       --        --             --        --           (4.0)     (0.5)
                                                 ------     -----         ------     -----         ------     -----
Operating income..............................     63.0       9.2           77.8      10.6           81.1      11.0
Other expense (income)........................     (1.4)     (0.2)          (0.3)     (0.0)           0.1       0.0
Interest expense, net.........................     51.6       7.5           52.3       7.1           58.1       7.7
                                                 ------     -----         ------     -----         ------     -----
Income before minority interest...............     12.8       1.9           25.8       3.5           22.9       3.0
Income tax expense (benefit)..................       --        --             --       0.0             --        --
Minority interest (income) loss in
  subsidiary..................................      0.1        --           (0.4)     (0.1)          (0.2)      0.0
                                                 ------     -----         ------     -----         ------     -----
Income before extraordinary item..............   $ 12.7       1.8%        $ 26.2       3.6%        $ 23.2       3.1%
                                                 ======     =====         ======     =====         ======     =====
Other Data
Depreciation and Amortization.................   $ 45.7       6.6%        $ 49.9       6.8%        $ 47.8       6.3%

RESULTS OF OPERATIONS (PRO FORMA)

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    NET SALES. Net sales increased by 2.3% to $754.6 million for year ended December 31, 2000, from $737.4 million in the comparable period for 1999. Higher resin prices in 2000 compared to 1999 account for an increase in sales of approximately $61.7 million while unit volumes were lower than 1999 due primarily to the closure of one customer location, the sale of another customer's business to a buyer who produces their container needs internally and the non-renewal of one customer contract.

    GROSS PROFIT. Gross profit decreased by 9.4% to $127.7 million for the year ended December 31, 2000 from $141.0 million for the comparable period in 1999. The decrease is a result of lower unit volume for the reasons discussed above and the effect of competitive pricing pressures, including the impact of delays in passing resin price increases to certain customers. These increases were partially offset by savings from manufacturing facility consolidations as well as purchasing savings generated by consolidating the Company's purchasing activities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased by 24.6% to $36.5 million for the year ended December 31, 2000 from $48.4 million for the comparable period in 1999. The decrease resulted from a reduction in SG&A related to the closure of the Reid Plastics corporate office in Diamond Bar, California during the fourth quarter of 1999. As a result of the closing, certain administrative, accounting and information services functions were consolidated with other existing operations.

    AMORTIZATION EXPENSE. Amortization expense decreased by 4.8% to $14.1 million for the year ended December 31, 2000 from $14.8 million for the comparable period in 1999.

    RESTRUCTURING CREDITS. During the year ended December 31, 2000, the Company recognized restructuring credits of $4.0 million as a result of sub-leases obtained on certain closed facilities. During the year ended December 31, 1999, restructuring charges of $8.8 million were recognized due to planned facility closings.

    OPERATING INCOME. Operating income increased by 4.2% to $81.1 million for the year ended December 31, 2000 from $77.8 million for the comparable period in 1999. The increase was a result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense, net increased by 11.0% to $58.1 million for the year ended December 31, 2000 from $52.3 million for the comparable period in 1999. The increase was the result of higher interest rates outstanding during the period.

    NET INCOME. Net Income decreased by 11.6% to $23.2 million for the year ended December 31, 2000 from $26.2 million for the comparable period in 1999. The decrease was primarily the result of the factors discussed above.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. Net sales increased by 7.3% to $737.4 million for the year ended December 31, 1999, from $687.3 million in the comparable period for 1998. The increase was due to higher resin prices during 1999 as well as higher unit volume. Unit volume growth came primarily in the water and dairy businesses.

    GROSS PROFIT. Gross profit increased by 1.3% to $141.0 million for the year ended December 31, 1999 from $139.2 million for the comparable period in 1998. The increase was due to higher unit volume offset in part by lower prices on some products due to increased competition.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased by 21.2% to $48.4 million for the year ended December 31, 1999 from $61.4 million for the comparable period in 1998. The decrease resulted from overhead reductions in all areas of the Company, as well as a reduction in outside consulting services.

    AMORTIZATION EXPENSE. Amortization expense was $14.8 million for the year ended December 31, 1999 and 1998.

    OPERATING INCOME. Operating income increased by 23.5% to $77.8 million for the year ended December 31, 1999 from $63.0 million for the comparable period in 1998. The increase was a result the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense, net increased by 1.4% to $52.3 million for the year ended December 31, 1999 from $51.6 million for the comparable period in 1998. The increase was the result of higher interest rates during the period.

    NET INCOME. Net Income increased by 106.3% to $26.2 million for the year ended December 31, 1999 from $12.7 million for the comparable period in 1998. The increase was the result of the factors discussed above.

RESULTS OF OPERATIONS (HISTORICAL)

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    NET SALES. Net sales increased by 59.2% to $754.6 million for the year ended December 31, 2000 from $474.1 million in the comparable period for 1999. The increase was due to the inclusion of $282.1 million attributable to the contribution of Franklin Plastic and Plastic Containers as part of the Transactions in 1999.

    GROSS PROFIT. Gross profit increased by 39.6% to $127.7 million for the year ended December 31, 2000 from $91.5 million in the comparable period for 1999. The increase was due to the full year effect of the contribution of Franklin Plastics and Plastic Containers as part of the Transactions in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased by 1.9% to $36.5 million for the year ended December 31, 2000 from $37.2 million for the comparable period in 1999. The decrease was due primarily to various cost saving initiatives due to the combining of the companies.

    AMORTIZATION EXPENSE. Amortization expense increased by 56.5% to $14.1 million for the year ended December 31, 2000 from $9.0 million for the comparable period in 1999. The increase was primarily due to having a full year of expense of the goodwill and deferred financing resulting from the Transaction.

    RESTRUCTURING CREDITS. During the year ended December 31, 2000, the Company recognized restructuring credits of $4.0 million as a result of sub-leases obtained on certain closed facilities. During the year ended December 31, 1999, restructuring charges of $8.8 million were recognized due to planned facility closings.

    OPERATING INCOME. Operating income increased by 122.3% to $81.1 million for the year ended December 31, 2000 from $36.5 million for the comparable period in 1999. The increase was a result of the factors discussed above.

    INTEREST EXPENSE, NET. Interest expense, net increased by 84.6% to $58.1 million for the year ended December 31, 2000 from $31.4 million for the comparable period in 1999. The increase was due to the contribution of Franklin Plastics and Plastic Containers as part of the Transactions, together with the higher debt levels following the transactions.

    NET INCOME. Net Income increased by 1002.8% to $23.2 million for the year ended December 31, 2000 from $2.1 million for the comparable period in 1999. The increase was primarily the result of the factors discussed above.

    PERIOD FROM JULY 2, 1999 THROUGH DECEMBER 31, 1999 COMPARED TO THE PERIOD
     FROM JULY 2, 1998 THROUGH DECEMBER 31, 1998

    NET SALES. Net sales increased by 367.2% to $388.7 million for the period from July 2, 1999 through December 31, 1999 from $83.2 million in the comparable period for 1998. The increase was due to the inclusion of $290.4 million attributable to the contribution of Franklin Plastic and Plastic Containers as part of the Transactions in 1999. Reid Plastics net sales increased
$15.1 million due to stronger net sales in the water and dairy businesses and higher resin prices.

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

    OTHER INCOME. Other income decreased by 16.7% to $0.5 million for the period from January 1, 1999 through July 1, 1999 from $0.6 million for the comparable period in 1998. The decrease was due to a decrease in profitability of Reid Plastics' joint ventures in Columbia and the Dominican Republic.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Our principal uses of cash are for capital expenditures, working capital, debt service and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under Senior Credit Facilities.

    We made expenditures of $68.2 million in 2000 as compared to pro forma expenditures of approximately $46.1 million in 1999. This increase was a result of several major customer related projects which will begin commercial shipments during 2001.

    As a limited liability company, we will not be liable for U.S. federal income taxes under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Similarly, as a limited liability company, our parent, Consolidated Container Holdings, is not liable for U.S. federal income taxes under the Internal Revenue Code. The applicable income or loss will be included in the tax returns of the members of Consolidated Container Holdings. We are required to make tax distributions to Consolidated Container Holdings to enable it to reimburse its members for their tax obligations. No distributions were required for 1999. Total tax distributions payable for 2000 are estimated to be $4.2 million, of which $1.5 million has been paid as of December 31, 2000.

    In connection with the Transactions, the Company entered into the Credit Agreement (the "Senior Credit Facility") dated as of July 1, 1999 among Consolidated Container Holdings, Bankers Trust Company, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent, and the other Banks a party thereto and certain related security agreements, borrowed under the Senior Credit Facility and issued $185.0 million aggregate principal amount of Notes under an Indenture (the "Indenture") dated as of July 1, 1999 among the Company, Consolidated Container Capital, Inc., as co-issuer of the Notes, the Subsidiary

Guarantors named therein and The Bank of New York, as Trustee. At December 31, 2000, we had total debt of $588.5 million and member's equity of $278.4 million. Subject to restrictions in the Senior Credit Facility and the Indenture, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

    The Senior Credit Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling
$235.0 million, an uncommitted tranche C term loan totaling $100.0 million, which will only be available to the Company under some circumstances, and committed $135.1 million revolving credit facilities. At December 31, 2000, we had $100.6 million available for borrowings under the revolving credit facilities, subject to customary borrowing conditions. The revolving credit facilities will mature on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $18.75 million in 2001, $26.25 million in 2002, $33.75 million in 2003, $37.5 million in 2004 and $18.75 million in 2005.
The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999 and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the senior credit facility.

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

    The margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Consolidated Container Holdings and its subsidiaries on a consolidated basis. Currently, we are paying the following margins on amounts that we have borrowed:

    - 1.00% for base rate loans and 2.00% for eurodollar rate loans for tranche A term loans and revolving credit loans;

    - 1.50% for base rate loans and 2.50% for eurodollar rate loans for tranche B term loans; and

    - a rate to be determined for tranche C terms loans, based on the agreement between Consolidated Container Company and the lender or lenders providing that loan.

    In addition, Consolidated Container Company:

    - pays a commitment fee on the unused commitments under the revolving credit facility, ranging from 0.25% to 0.50% on an annual basis depending on the same schedule of leverage ratios, payable quarterly in arrears; and

    - pays an annual administration fee to Deutsche Bank, as administrative agent.

    Effective October 4, 1999, the Company entered into an interest cap agreement. The interest rate cap was for a notional amount of $75 million and effectively caps the Eurodollar rate at 7%. The agreement terminates on October 9, 2001. The fair value of the interest rate cap was not material at December 31, 2000.

    The Senior Credit Facility and the Indenture contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter into sale and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to maximum level of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. The covenants under the Senior Credit Facility were amended on April 25, 2000 and March 28, 2001 to adjust the financial ratios relating to the fixed charge coverage. In addition, the Senior Credit Facility and the Indenture restrict the Company's ability to pay dividends. At December 31, 2000, the Company was in compliance with all financial covenants.

    Management believes future funds generated by operations and borrowings under its Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements in fiscal year 2001.

    INFLATION

    Other than changes in resin costs which are generally passed on to customers, inflation has not had a significant impact on the Company's cost structure.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    During the fourth quarter of fiscal 2000, the Company implemented the guidance provided in SEC Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The implementation of this SAB did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS 133, "Accounting for Derivatives and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company implemented the new standard January 1, 2001. The initial adoption of SFAS 133/138 did not have a material impact on the Company's financial position or results or operations or any impact on its cash flows. Refer to Note 1 of Notes to Consolidated Financial Statements for further discussion.

    The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Company believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

    FORWARD LOOKING STATEMENTS

    Certain statements and information in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with intense competition in the Company's industry, (ii) the impact of governmental regulations, and (iii) risks associated with volatility in the costs of raw goods. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the year ended December 31, 2000 would have increased interest expense by approximately $5.5 million.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the year ended December 31, 2000.

                                    PART III

ITEM 10: MEMBERS OF THE MANAGEMENT COMMITTEE AND EXECUTIVE OFFICERS

    Consolidated Container Company is managed by its sole member, Consolidated Container Holdings. Consolidated Container Holdings is managed by a management committee consisting of nine members. Two of the members were appointed by Vestar Packaging LLC (James P. Kelley and John R. Woodard), and two of the members were appointed by Reid Plastics Holdings (Ronald V. Davis and Leonard Lieberman). Vestar Packaging LLC and Reid Plastics Holdings mutually appointed a fifth member (William G. Bell), two of the members were appointed by Franklin Plastics (Peter M. Bernon and Richard L. Robinson), one member is the chief executive officer of Consolidated Container Holdings, who currently is William
L. Estes, and one member is appointed as an independent member (B. Joseph
Rokus).

    The executive officers and members of the management committee of Consolidated Container Holdings and their ages and positions are as follows:

NAME                                   AGE                            POSITION
- ----                                 --------                         --------
Ronald V. Davis...................      54      Chairman of the Management Committee
Peter M. Bernon...................      49      Executive Vice President and Vice Chairman of the
                                                  Management Committee
B. Joseph Rokus...................      47      Vice Chairman of the Management Committee
William L. Estes..................      54      President and Chief Executive Officer and a Member
                                                of the Management Committee
Susan Pleasant....................      50      Senior Vice President of Operations
Henry Carter......................      51      Executive Vice President of Sales and Marketing
Bryan J. Carey....................      40      Chief Financial Officer and Secretary
David M. Stulman..................      54      Vice President of Human Resources
William G. Bell...................      54      Member of the Management Committee
James P. Kelley...................      46      Member of the Management Committee
Leonard Lieberman.................      71      Member of the Management Committee
Richard L. Robinson...............      71      Member of the Management Committee
John R. Woodard...................      37      Member of the Management Committee

    RONALD V. DAVIS has served as Chairman of the Management Committee since the closing of the Transactions. Prior to the Transactions and since December 1998, Mr. Davis served as President and Chief Executive Officer of Reid Plastics Holdings. Currently, Mr. Davis is Chairman of Davis Capital LLC, a private equity investment company, which he founded in 1994. Mr. Davis founded The Perrier Group of America and, between 1979 and 1992, he served as its President and Chief Executive Officer. From 1992 to 1994, he served as Chairman of the Board of Directors for Perrier Group of America, Inc. He currently serves on the Board of Directors of Grenich Technology Partners. Mr. Davis received a B.A. from California State University and an M.B.A. from the University of Southern California.

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

    B. JOSEPH ROKUS has served as a Vice Chairman of the Management Committee since the closing of the Transactions. Prior to the Transactions and since December 1998, Mr. Rokus served as Chairman of the Boards of Directors of Reid Plastics Holdings and Reid Plastics. Between 1993 and December 1998, Mr. Rokus served as President and Chief Executive Officer of Reid Plastics Holdings and Reid Plastics. He serves on the Board of Trustees of the Pepperdine University and also serves as a director of Berkley Industries. Mr. Rokus received a B.S. from Pepperdine University and an M.B.A. from the University of Southern California.

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

    SUSAN PLEASANT has served as Senior Vice President of Operations of Consolidated Container Holdings since May 8, 2000. Previously, Ms. Pleasant served as Senior Vice President of Operations of Brach & Brock Confections between 1998-1999. Between 1995-1998, Ms. Pleasant served as Vice President of Operations for Lifesavers, part of Nabisco Holdings, Corp. Between 1979-1995, Ms. Pleasant held various positions with Frito-Lay, Inc. Ms. Pleasant received a B.A. from Winthrop University.

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

    BRYAN J. CAREY has served as Chief Financial Officer and Secretary of Consolidated Container Holdings since March 2001. Mr. Carey is a Managing Director of Vestar Capital Partners and joined Vestar Capital Partners in October 2000. Mr. Carey served as Executive Vice President, Chief Financial Officer and Managing Director, Europe of Aearo Corporation from April 1994 to September 2000. From August 1992 to April 1994 Mr. Carey was the Director of Strategic Planning for Cabot Corporation. Prior to joining Cabot, Mr. Carey was a principal with the predecessor to J.P. Morgan Chase Capital Partners. Mr. Carey received an A.B. from Georgetown University and an M.B.A. from the Wharton School of Business.

    DAVID M. STULMAN has served as Vice President of Human Resources of Consolidated Container Holdings since the closing of the Transactions. Prior to the Transactions and since 1996, Mr. Stulman has served as Vice President-Human Resources of Continental Plastic Containers and Continental Caribbean Containers. Between 1973 and 1987, he worked for Continental Can in various human resources positions. Between 1988 and June 1993, Mr. Stulman served as Corporate Director of Human Resources of Amphenol Corporation. Between
June 1993 and November 1995, he served as Vice President-Human Resources of Pirelli Armstrong Tire Corporation. Mr. Stulman received a B.S. from Towson State University.

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

    JAMES P. KELLEY has served as a member of the Management Committee since the closing of the Transactions. Mr. Kelley is a Managing Director of Vestar Capital Partners (an affiliate of Vestar Capital Partners III, L.P.) and was a founding partner of Vestar Capital Partners at its inception in 1988. Mr. Kelley is a director of Reid Plastics Holdings, Wabtec Corporation, and St. Johns Knits, companies in which Vestar Capital Partners III, L.P., or an affiliate has or had a significant equity interest. Mr. Kelley received a B.S. from the University of Northern Colorado, a J.D. from the University of Notre Dame and an M.B.A. from Yale University.

    LEONARD LIEBERMAN has served as a member of the Management Committee since the closing of the Transactions. Mr. Lieberman was the Chief Executive Officer of Supermarkets General Corporation between 1983 and 1987 and of Outlet Communications Inc. in 1991. Since before 1995, Mr. Lieberman has served as a consultant to Vestar Capital Partners III, L.P., and its affiliates. Currently, Mr. Lieberman is a director of Reid Plastics Holdings, Advanced Organics, Russell-Stanley Holdings, Sonic Corp. and Nice Pak Products, Inc. Vestar Capital Partners III, L.P., or an affiliate has or had a significant equity interest in Reid Plastics Holdings, Advanced Organics, and Russell-Stanley Holdings.
Mr. Lieberman received a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard Business School.

    RICHARD L. ROBINSON has served as a member of the Management Committee since January 2000. Mr. Robinson has been Co-Chairman of Robinson Dairy, Inc., a wholly owned subsidiary of Suiza Foods Corporation, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of Robinson Dairy, Inc. Currently, Mr. Robinson is a director of US Exploration Inc., HCA/HealthOne, and Horizon Organic Dairy. Mr. Robinson received a B.S. from Colorado State University.

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

OPTION PLAN

    Following the closing of the Transactions, Consolidated Container Holdings adopted a 1999 Unit Option Plan to provide some of its senior managers and other key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Consolidated Container Holdings. Under the option plan, Consolidated Container Holdings has granted options to some of these senior managers that represent that right to acquire, in total, 553,703 member units of Consolidated Container Holdings. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Consolidated Container Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. In addition to the options to purchase member units in Consolidated Container Holdings that were granted to some of our senior managers under the option plan, these senior managers also hold options to purchase, in total, 305,908 member units of Consolidated Container Holdings that were exchanged for their Franklin Plastics options. The compensation committee will administer the option plan.

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

    In the event that Consolidated Container Company terminates Mr. Bernon without cause or he resigns for good reason before the employment agreement expires, Mr. Bernon will be entitled to receive:

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

    In the event of his death or permanent disability, Mr. Estes will be entitled to a reduced compensation package. In addition, Mr. Estes agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates and not to be engaged in, in any capacity, in any business that competes with Consolidated Container Company or solicit any person who was employed by Consolidated Container Company and its affiliates during the twelve months preceding that solicitation for a period of eighteen months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Estes will receive payments during the eighteen-month period equal to one and one-half times the executive's base salary and an annual target bonus.

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

    In the event of his death or permanent disability, Mr. Carter will be entitled to a reduced compensation package. In addition, Mr. Carter agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates and not to be engaged in, in any capacity, in any business that competes with Consolidated Container Company or solicit any person who was employed by Consolidated Container Company and its affiliates during the twelve months preceding that solicitation for a period of twenty four months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Carter will receive payments during the two-year period equal to one times the executive's base salary and an annual target bonus.

ITEM 11: EXECUTIVE COMPENSATION

    The table below shows the compensation paid or credited by the Company the year ended December 31, 2000, to the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "named executive officers"):

                         SUMMARY COMPENSATION TABLE(1)

                                                                                       ALL OTHER
                                                                            BONUS     COMPENSATION
NAME AND PRINCIPAL POSITION                                   SALARY ($)     ($)         ($)(2)
- ---------------------------                                   ----------   --------   ------------
William L. Estes............................................   $420,000    $52,500       $5,100
    President and Chief Executive Officer
Peter M. Bernon.............................................   $325,000         --           --
    Executive Vice President
Henry Carter................................................   $240,000    $24,000       $5,100
    Executive Vice President of Sales and Marketing
Timothy W. Brasher(3).......................................   $190,000    $15,000           --
    Senior Vice President, Chief
    Financial officer and Secretary
Susan Pleasant(4)...........................................   $133,000    $15,000       $9,588
    Senior Vice President of Operations

- ------------------------

(1) All of the compensation paid to or earned by the named officers relates to performance during the year ended December 31, 2000. No long-term compensation was paid to any of the named officers.

(2) Comprised of matching contributions by the Company to accounts of the named executive officers under a defined contribution benefit plan. Also included in other compensation for Ms. Pleasant is relocation expense reimbursement.

(3) Timothy W. Brasher resigned effective March 2001.

(4) Susan Pleasant's salary is for the period May 8, 2000 through December 31, 2000.

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

    We provide below information concerning the beneficial ownership of the member units and the economic interest in Consolidated Container Holdings at December 31, 2000 by:

    - each person known by us to be the beneficial owner of more than 5% of the member units of Consolidated Container Holdings;

    - each member of the management committee who is a holder of member units in Consolidated Container Holdings; and

    - the officers and members of the management committee of Consolidated Container Holdings as a group.

                                                       NUMBER OF MEMBER UNITS      PERCENTAGE OF
                                                       BENEFICIALLY OWNED(A)           MEMBER
NAME AND ADDRESS OF BENEFICIAL OWNER                    (UNITS IN THOUSANDS)    UNITS OUTSTANDING(A)
- ------------------------------------                   ----------------------   --------------------
5% EQUITY HOLDERS:
Vestar Packaging LLC(b)..............................          2,050            20.4%
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Reid Plastics Holdings, Inc.(c)......................          3,050            30.4%
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Franklin Plastics, Inc.(d)...........................          4,900            48.9%
1199 West Central Street
Franklin, Massachusetts 02038

OFFICERS AND MANAGEMENT COMMITTEE MEMBERS:

Ronald V. Davis(b)(c)................................             --            --
Peter M. Bernon(d)(e)................................             --            --
B. Joseph Rokus(c)...................................             --            --
William L. Estes(e)(f)...............................             --            --
Susan Pleasant.......................................             --            --
Henry Carter(e)......................................             --            --
Bryan J. Carey(b)....................................             --            --
David M. Stulman(e)..................................             --            --
William G. Bell......................................             --            --
James P. Kelley(b)...................................             --            --
Leonard Lieberman(b).................................             --            --
Richard L. Robinson..................................             --            --
John R. Woodard(b)...................................             --            --

ALL OFFICERS AND MEMBERS OF THE MANAGEMENT COMMITTEE
  AS A GROUP (12 person's)(g):.......................             --            --

- ------------------------

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

(b) Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Davis Capital LLC, 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities

    Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Davis Capital LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P., Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P., and Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 20.4% of the member units in Consolidated Container Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.6% of Reid Plastics Holdings, Inc., which, in turn, owns 30.4% of the member units in Consolidated Container Holdings. Mr. Lieberman owns 0.03% of Vestar Capital Partners III, L.P., in addition to his ownership of 0.16% of Vestar Packaging LLC. Mr. Davis, as an owner of Vestar Packaging LLC,
    Mr. Lieberman, as an owner of Vestar Capital Partners III, L.P., and an owner of Vestar Packaging LLC, Mr. Kelley, as an executive officer of Vestar Associates Corporation III, and Mr. Woodard, as an executive officer of Vestar Associates Corporation III and as an owner of Vestar Packaging LLC, may be deemed to share beneficial ownership of Vestar Packaging LLC's member units of Consolidated Container Holdings LLC. Bryan J. Carey is a Managing Director of Vestar Capital Partners which is an affiliate of Vestar Capital Partners III, L.P., and Vestar Associates III, L.P. Each of these individuals disclaims this beneficial ownership.

(c) Reid Plastics Holdings, Inc., a Delaware corporation, is 82.6% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, with options to purchase an additional 2.4% on a fully diluted basis, 2.8% owned by Davis Capital LLC, with options to purchase an additional 2.6% on a fully diluted basis, and 3.6% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Davis Capital LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. Mr. Rokus, as a direct owner of Reid Plastic Holdings, Inc., and Mr. Davis, as a direct and as an indirect owner of Reid Plastics
    Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastic Holdings, Inc.'s member units of Consolidated Container Holdings LLC. Messrs. Rokus and Davis disclaim this beneficial ownership.

(d) Franklin Plastics, Inc., a Delaware corporation, is 88% owned by Suiza Foods Corporation, 6% owned by Peter M. Bernon and 6% owned by Alan J. Bernon, the brother of Peter M. Bernon. In addition, Messrs. Bernon each own warrants to purchase 45,940 shares of representing approximately 3% of the outstanding common stock of Franklin Plastics, Inc. on a fully diluted basis. In addition, Mr. Bernon owns less than 1% of the common stock of Suiza Foods Corporation at December 31, 2000. Peter M. Bernon, as an owner of Franklin Plastics, Inc., may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings LLC.
    Mr. Bernon disclaims this beneficial ownership.

(e) Peter M. Bernon, William L. Estes, Henry Carter and David M. Stulman were among a group of former employees of Suiza Packaging who were granted options to purchase the member units of Consolidated Container Holdings LLC as a replacement for options of an equivalent economic value in common stock of Franklin Plastics, Inc. as described under "The Transactions-- Contribution and Merger Agreement--Franklin Replacement Options."
    Mr. Bernon holds presently exercisable options to purchase 46,157 member units of Consolidated Container Holdings LLC. Mr. Estes holds presently exercisable options to purchase 164,325 member units of Consolidated Container Holdings LLC. Mr. Carter holds presently exercisable options to purchase 16,810 member units of Consolidated Container Holdings LLC.
    Mr. Stulman holds presently exercisable options to purchase 7,452 member units of Consolidated Container Holdings LLC.

(f) William L. Estes owns less than 0.01% of the common stock of Suiza Foods Corporation at December 31, 2000. Suiza Foods Corporation owns 88% of the common stock of Franklin Plastics, Inc. As an indirect owner of Franklin Plastics, Inc., Mr. Estes may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings LLC. Mr. Estes disclaims this beneficial ownership.

(g) The officers and members of the management committee of Consolidated Container Holdings LLC as a group own, in total, presently exercisable options to purchase 252,070 member units of Consolidated Container Holdings LLC.

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

MANAGEMENT

    The management committee of Consolidated Container Holdings has general powers of supervision, direction and control over the business of Consolidated Container Holdings and, through Consolidated Container Holdings, Consolidated Container Company and its subsidiaries. The management committee consists of nine members, two of whom were appointed by Vestar Packaging LLC (James P. Kelley and John R. Woodard), two of whom were appointed by Reid Plastics Holdings (Ronald V. Davis and Leonard Lieberman), one of whom was appointed mutually by Vestar Packaging LLC and Reid Plastics Holdings (William G. Bell), two of the members were appointed by Franklin Plastics (Peter M. Bernon and Richard L. Robinson), one of whom is the chief executive officer of Consolidated Container Holdings, who currently is William Estes, and one member is appointed as an independent member (B. Joseph Rokus). The management committee may be expanded to appoint independent members, so long as Vestar Packaging and Reid Plastics Holdings continue to designate a majority of the members of the management committee.

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

    - In connection with future acquisitions, Suiza Foods may operate any plastic packaging operations that it acquires and that constitute 50% or less of the revenue of that acquired business, provided that Suiza Foods:

       -- offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition; and

       -- sells the competing plastic packaging operations to an unaffiliated third party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached.

    - Affiliates of Vestar Packaging LLC may continue to own and operate Russell-Stanley Holdings. Russell-Stanley Holdings is a manufacturer and marketer of plastic and steel industrial containers and a provider of related container services in the United States and Canada. It is controlled by Vestar Capital Partners III, L.P., and its affiliates.

    - Vestar Packaging LLC and its affiliates may make (a) a non-controlling equity investment in a competing business if that equity investment is for less than $75 million and (b) a non-controlling, non-equity investment in a competing business.

    - Vestar Packaging LLC and its affiliates, excluding Reid Plastics Holdings, may operate any plastic packaging operations that either:

       -- constitute 50% or less of the revenue of that acquired business and generate less than $25 million in revenue for the twelve month period prior to that acquisition;

       -- constitute 50% or less of the revenue of that acquired business, provided that Vestar Packaging LLC or its appropriate affiliate
           (a) offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition and (b) sells the competing plastic packaging operations to an unaffiliated third-party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached; or

       -- is in a product category for which Consolidated Container Company and its subsidiaries have less than $25 million in revenues.

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

    Subject to some limitations, Reid Plastics Holdings, Vestar Packaging or Franklin Plastics may choose to convert any preferred units that they hold into member units upon the exercise of Reid Plastics Holdings' or Vestar Packaging's right of first offer or Franklin Plastics' tag-along rights discussed below under "--Transfer Restrictions--Right of First Offer/Tag-Along Rights."

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

    In connection with an initial public offering, Consolidated Container Holdings and Franklin Plastics will be merged into Reid Plastics Holdings and each membership interest in Consolidated Container Holdings and Franklin Plastics will be converted into common stock of Reid Plastics Holdings.

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

TRADEMARK LICENSE AGREEMENT

    Simultaneously with the closing of the Transactions, Consolidated Container Holdings and Consolidated Container Company entered into a trademark license agreement with Continental Can Company, Inc., ("Continental Can"), a wholly owned subsidiary of Suiza Foods Corporation. Continental Can granted Consolidated Container Holdings and Consolidated Container Company a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Suiza Foods directly or indirectly owns 10% or more of Consolidated Container Holdings. Consolidated Container Holdings and Consolidated Container Company will be required to pay Continental Can an annual trademark licensing fee of $100,000 if Suiza Foods directly or indirectly owns less than 10% of Consolidated Container Holdings.

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

ADDITIONAL MATTERS

    Aqua Filter Fresh, of which William G. Bell is the 75% owner, President and a director, has purchased containers from Reid Plastics at market terms. In 2000, these purchases amounted to over $3.0 million.

    In addition, Peter M. Bernon and some of his family members are beneficiaries of a family trust which leases property to a subsidiary of Suiza Foods which subleases a portion of this property to Franklin Plastics. In 2000, sublease payments on this portion of the property totaled approximately $14,400.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED CONTAINER COMPANY LLC
  Independent Auditors' Report..............................     F-1
  Consolidated Balance Sheets as of December 31, 1999 and
    2000....................................................     F-2
  Consolidated Statements of Operations and Comprehensive
    Income (Loss) for the year ended December 31, 1998, for
    the period from January 1, 1999 through July 1, 1999,
    for the period from July 2, 1999 through December 31,
    1999, and for the year ended December 31, 2000..........     F-3
  Consolidated Statements of Shareholders'/Member's Equity
    for the year ended December 31, 1998, for the period
    from January 1, 1999 through July 1, 1999, for the
    period from July 2, 1999 through December 31, 1999 and
    for the year ended December 31, 2000....................     F-4
  Consolidated Statements of Cash Flows for the year ended
    December 31, 1998, for the period from January 1, 1999
    through July 1, 1999, for the period from July 2, 1999
    through December 31, 1999, and for the year ended
    December 31, 2000.......................................     F-5
  Notes to Consolidated Financial Statements................     F-6

SUIZA PACKAGING
  Independent Auditors' Report..............................    F-22
  Combined Statement of Operations for the year ended
    December 31, 1998.......................................    F-23
  Combined Statement of Stockholders' Equity for the year
    ended December 31, 1998.................................    F-24
  Combined Statement of Cash Flows for the year ended
    December 31, 1998.......................................    F-25
  Notes to Combined Financial Statements....................    F-26

PLASTIC CONTAINERS, INC.
  Independent Auditors' Report..............................    F-34
  Consolidated Statement of Operations for the period from
    January 1, 1998 through May 29, 1998....................    F-35
  Consolidated Statement of Stockholders' Equity for the
    period from January 1, 1998 through May 28, 1998........    F-36
  Consolidated Statement of Cash Flows for the period from
    January 1, 1998 through May 28, 1998....................    F-37
  Notes to Consolidated Financial Statements................    F-38

(A)(2) FINANCIAL STATEMENT SCHEDULES

    All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(A)(3) EXHIBITS

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
- -----------             ----------------------
 3.1(a)                 Certificate of Formation of Consolidated Container Company
                          LLC. (The Certificate of Formation, included as Exhibit
                          3.1(a) to the Registration Statement on Form S-4 of
                          Consolidated Container Company LLC, Consolidated Capital,
                          Inc. and the Registrant Guarantors listed therein (the
                          "Registration Statement") as filed on January 20, 2000 is
                          hereby incorporated herein by reference).

 3.2(a)                 Limited Liability Company Agreement of Consolidated
                          Container Company LLC. (The Limited Liability Company
                          Agreement, included as Exhibit 3.1(b) to the Registration
                          Statement as filed on January 20, 2000 is hereby
                          incorporated herein by reference.)

 3.2(b)                 Certificate of Formation of Consolidated Container Holdings
                          LLC. (The Certificate of Formation, included as Exhibit
                          3.7(a) to the registration Statement as filed on
                          January 20, 2000 is hereby incorporated herein by
                          reference.)

 3.3(b)                 Amended and Restated Limited Liability Company Agreement of
                          Consolidated Container Holdings LLC. (The Limited
                          Liability Company Agreement, included as Exhibit 3.7(b) to the Registration Statement as filed on January 20, 2000 is hereby incorporated by reference.)

 4.1(a)                 Indenture dated as of July 1, 1999 among Consolidated
                          Container Company LLC and Consolidated Container Capital,
                          Inc. as Issuers, the Subsidiary Guarantors listed therein
                          and The Bank of New York, as Trustee. (The Indenture,
                          included as Exhibit 4.1 to the Registration Statement as
                          filed on January 20, 2000 is hereby incorporated herein by reference.)

 4.1(b)                 Supplemental Indenture dated as of March 31, 2000 among
                          Consolidated Container Company LLC and Consolidated
                          Container Capital, Inc., as issuers, Reid Plastics
                          Group LLC, Plastic Containers LLC, Continental Plastic
                          Containers LLC, Continental Caribbean Containers LLC and
                          Franklin Plastics Holdings LLC, as guarantors, and the
                          Bank of New York, as trustee. (The Supplemental Indenture, included as Exhibit 4.1 to the 8-K as filed on May 12,
                          2000 is hereby incorporated herein by reference.)

 4.2                    Form of 10 1/8% Senior Subordinated Notes due 2009 and
                          annexed Guarantees. (The Form of Note, included as Exhibit
                          4.2 to the Registration Statement as filed on January 20,
                          2000 is hereby incorporated herein by reference.)

10.1(a)                 Credit Agreement dated as of July 1, 1999 among Consolidated
                          Container Holdings LLC, Consolidated Container Company
                          LLC, various Banks, Bankers Trust Company, as
                          Administrative Agent, Morgan Guaranty Trust Company of New
                          York, as Documentation Agent and Credit Suisse First
                          Boston, as Syndication Agent. (The Credit Agreement,
                          included as Exhibit 10.1 to the Registration Statement as
                          filed on January 20, 2000 is hereby incorporated herein by reference.)

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
- -----------             ----------------------
10.1(b)                 First Amendment dated as of April 25, 2000 among
                          Consolidated Container Holdings LLC, Consolidated
                          Container Company LLC, various Bank, Bankers Trust
                          Company, as Administrative Agent, Morgan Guaranty Trust
                          Company of New York, as Documentation Agent and Credit
                          Suisse First Boston, as Syndication Agent. (Filed
                          herewith.)

10.1(c)                 Second Amendment dated as of March 28, 2001 among
                          Consolidated Container Holdings LLC, Consolidated
                          Container Company LLC, various Bank, Bankers Trust
                          Company, as Administrative Agent, Morgan Guaranty Trust
                          Company of New York, as Documentation Agent and Credit
                          Suisse First Boston, as Syndication Agent. (Filed
                          herewith.)

10.1(d)                 Assignment and Assumption Agreement dated as of March 31,
                          2000 between Consolidated Container Company LLC and
                          Franklin Plastics Holdings LLC. (Assignment and Assumption
                          Agreement, included as Exhibit 10.1 to the 8-K as filed on
                          May 12, 2000 is hereby incorporated herein by reference.)

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

10.3                    Security Agreement dated as of July 1, 1999 among
                          Consolidated Container Holdings LLC, Consolidated
                          Container Company LLC, various Subsidiaries and Bankers
                          Trust Company as Collateral Agent. (The Security
                          Agreement, included as Exhibit 10.3 to The Registration
                          Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)

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

10.7                    Management Agreement dated as of April 29, 1999 among
                          Consolidated Container Holdings LLC, Consolidated
                          Container Company LLC and Vestar Capital
                          Partners III, L.P. (The Management Agreement, included as
                          Exhibit 10.7 to the Registration Statement as filed on
                          January 20, 2000 is hereby incorporated herein by
                          reference.)

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

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
- -----------             ----------------------
10.9(a)*                Consolidated Container Holdings LLC 1999 Unit Option Plan.
                          (The Unit Option Plan, included as Exhibit 10.9(a) to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)

10.9(b)*                Form of Option Agreement relating to the Consolidated
                          Container Holdings LLC 1999 Unit Option Plan. (The Form of
                          Option Agreement, included as Exhibit 10.9(b) to the
                          Registration Statement as filed on January 20, 2000 is
                          hereby incorporated herein by reference.)

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

10.10(c)*               Form of Modified Consolidated Container Holdings LLC
                          Replacement Units Option Agreement for Options Issued
                          Pursuant to the Franklin Plastics, Inc. 1998 Stock Option
                          Plan, (The Form of Replacement Units Option Agreement,
                          included as Exhibit 10.10(c) to the Registration Statement as filed on January 20, 2000 is hereby incorporated herein by reference.)

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

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
- -----------             ----------------------
21                      List of Subsidiaries of the Registrant. (The List of
                          Subsidiaries, included as Exhibit 21 to the Registration
                          Statement as filed on January 20, 20000 is hereby
                          incorporated herein by reference.)

99.1                    Contribution and Merger Agreement by and among Suiza Foods
                          Corporation, Franklin Plastics, Inc. and affiliates,
                          Vestar Packaging LLC, Reid Plastics Holdings, Inc. and
                          Affiliates, Consolidated Container Holdings LLC,
                          Consolidated Container Company LLC and Reid Plastics Group
                          LLC dated as of April 29, 1999, as amended (incorporated
                          herein by reference to Exhibit 2.1 of Suiza Foods
                          Corporation's Current Report on Form 8-K dated July 19,
                          1999.)

99.2                    Amendment No. 1 to Contribution and Merger Agreement dated
                          June 28, 1999 (incorporated herein by reference to Exhibit
                          2.2 of Suiza Foods Corporation's Current Report on Form
                          8-k dated July 19, 1999.)

- ------------------------

* Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

(B) CURRENT REPORTS ON FORM 8-K

    During the fourth quarter of 2000, Consolidated Container Company LLC did not file any Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CONSOLIDATED CONTAINER COMPANY LLC

                                                       By:               /s/ BRYAN J. CAREY
                                                               --------------------------------------
                                                                           Bryan J. Carey
                                                                CHIEF FINANCIAL OFFICER AND SECRETARY

                                                       Dated:  April 2, 2001

    We, the undersigned managers and officers of Consolidated Container Company LLC, do hereby constitute and appoint Bryan J. Carey as our true and lawful attorney-in-fact and agent, with full power of substitution, to do any and all acts and things in our name and on our behalf in our capacities as managers and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which he may deem necessary or advisable to enable said Company to comply with the Securities Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing of its Form 10-K Report, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto and we do hereby ratify and confirm all that Bryan J. Carey shall do or cause to be done by virtue hereof. This Power of Attorney shall be irrevocable until April 15, 2001.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ RON V. DAVIS
     -------------------------------------------       Chairman of the Management      April 2, 2001
                   Ronald V. Davis                       Committee

                 /s/ PETER M. BERNON
     -------------------------------------------       Vice Chairman of the            April 2, 2001
                   Peter M. Bernon                       Management Committee

                 /s/ B. JOSEPH ROKUS
     -------------------------------------------       Vice Chairman of the            April 2, 2001
                   B. Joseph Rokus                       Management Committee

                                                       President, Chief Executive
                /s/ WILLIAM L. ESTES                     Officer and Manager
     -------------------------------------------         (principal executive          April 2, 2001
                  William L. Estes                       officer)

                                                       Chief Financial Officer and
                 /s/ BRYAN J. CAREY                      Secretary (principal
     -------------------------------------------         financial officer and         April 2, 2001
                   Bryan J. Carey                        principal accounting
                                                         officer)

                 /s/ WILLIAM G. BELL
     -------------------------------------------       Manager                         April 2, 2001
                   William G. Bell

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ JAMES P. KELLEY
     -------------------------------------------       Manager                         April 2, 2001
                   James P. Kelley

                /s/ LEONARD LIEBERMAN
     -------------------------------------------       Manager                         April 2, 2001
                  Leonard Lieberman

               /s/ RICHARD L. ROBINSON
     -------------------------------------------       Manager                         April 2, 2001
                 Richard L. Robinson

                 /s/ JOHN R. WOODARD
     -------------------------------------------       Manager                         April 2, 2001
                   John R. Woodard

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Consolidated Container Company LLC

Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), (shareholders') member's equity, and cash flows for the year ended December 31, 1998, for the period from January 1, 1999 through July 1, 1999 (Predecessor Period), and for the period from July 2, 1999 through December 31, 1999, and the year ended December 31, 2000 (Successor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Consolidated Container Company LLC and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the year ended December 31, 1998, for the period from January 1, 1999 through July 1, 1999 (Predecessor Period) and for the period from July 2, 1999 through December 31, 1999, and the year ended December 31, 2000 (Successor Period), in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 22, 2001

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                1999        2000
                                                              --------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,066   $    8,956
  Investment securities.....................................     5,484          123
  Accounts receivable, net of allowance for doubtful
    accounts of $6,700 and $8,732...........................    99,154       87,001
  Inventories...............................................    39,443       39,516
  Prepaid expense...........................................     2,656        2,524
  Other receivables.........................................     6,607       10,123
                                                              --------   ----------
    Total current assets....................................   154,410      148,243
PROPERTY AND EQUIPMENT, Net.................................   283,830      314,466
INTANGIBLES AND OTHER ASSETS................................   552,016      538,916
                                                              --------   ----------
                                                              $990,256   $1,001,625
                                                              ========   ==========
LIABILITIES AND SHAREHOLDERS'/MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 50,318   $   69,323
  Accrued liabilities.......................................    58,077       35,977
  Revolving credit facility.................................    17,500       34,500
  Current portion of long-term debt.........................    16,052       22,996
                                                              --------   ----------
    Total current liabilities...............................   141,947      162,796
LONG-TERM DEBT..............................................   554,011      530,971
OTHER LIABILITIES...........................................    37,227       29,417
MINORITY INTEREST...........................................       243           --
COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY:
  Member's equity...........................................   257,346      279,032
  Foreign currency translation adjustment...................      (518)        (591)
                                                              --------   ----------
    Total member's equity...................................   256,828      278,441
                                                              --------   ----------
                                                              $990,256   $1,001,625
                                                              ========   ==========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)

                                                               PERIOD FROM    PERIOD FROM
                                                               JANUARY 1,       JULY 2,
                                                                  1999            1999
                                               YEAR ENDED        THROUGH        THROUGH       YEAR ENDED
                                              DECEMBER 31,       JULY 1,      DECEMBER 31,   DECEMBER 31,
                                                  1998            1999            1999           2000
                                              (PREDECESSOR)   (PREDECESSOR)   (SUCCESSOR)    (SUCCESSOR)
                                              -------------   -------------   ------------   ------------

NET SALES...................................    $175,134         $85,423        $388,665       $754,649

COST OF SALES...............................     144,712          67,411         315,218        626,965
                                                --------         -------        --------       --------

GROSS PROFIT................................      30,422          18,012          73,447        127,684

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..................................     (18,016)         (9,001)        (37,211)       (50,595)

RESTRUCTURING (CHARGES) CREDITS.............          --              --          (8,766)         3,992
                                                --------         -------        --------       --------

OPERATING INCOME............................      12,406           9,011          27,470         81,081

INTEREST EXPENSE, Net.......................     (10,497)         (4,484)        (26,965)       (58,060)

OTHER INCOME (EXPENSE)......................       1,347             478             219            (94)
                                                --------         -------        --------       --------

INCOME BEFORE INCOME TAXES..................       3,256           5,005             724         22,927

INCOME TAX (EXPENSE) BENEFIT................      (2,836)         (2,890)             --             --

MINORITY INTEREST IN SUBSIDIARIES...........         (54)            250             183            243
                                                --------         -------        --------       --------

INCOME BEFORE EXTRAORDINARY
  ITEM......................................         366           2,365             907         23,170

EXTRAORDINARY ITEM, EARLY EXTINGUISHMENT OF
  DEBT, NET OF INCOME TAX BENEFIT OF $781...          --          (1,171)             --             --
                                                --------         -------        --------       --------

NET INCOME..................................         366           1,194             907         23,170

OTHER COMPREHENSIVE INCOME (LOSS)
  --Foreign currency translation
  adjustment................................        (628)             72             (50)           (73)
                                                --------         -------        --------       --------

COMPREHENSIVE INCOME (LOSS).................    $   (262)        $ 1,266        $    857       $ 23,097
                                                ========         =======        ========       ========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS'/MEMBERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                 OTHER
                                                                             COMPREHENSIVE
                                         MEMBERS     COMMON    ACCUMULATED      INCOME
                                          EQUITY     STOCK       DEFICIT        (LOSS)        TOTAL
                                         --------   --------   -----------   -------------   --------
PERIOD FROM DECEMBER 31, 1997 THROUGH
  JULY 1, 1999 (PREDECESSOR)

BALANCE, DECEMBER 31, 1997.............  $     --   $58,293      $(3,873)        $  88       $ 54,508

  Net income...........................        --        --          366            --            366

  Escrow payments returned to
    shareholders.......................        --    (3,000)          --            --         (3,000)

  Foreign currency translation
    adjustment.........................        --        --           --          (628)          (628)
                                         --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1998.............  $     --   $55,293      $(3,507)        $(540)      $ 51,246

  Net income...........................        --        --        1,194            --          1,194

  Foreign currency translation
    adjustment.........................        --        --           --            72             72
                                         --------   -------      -------         -----       --------

BALANCE, JULY 1, 1999..................  $     --   $55,293      $(2,313)        $(468)      $ 52,512
                                         ========   =======      =======         =====       ========

PERIOD FROM JULY 2, 1999 THROUGH
  DECEMBER 31, 2000 (SUCCESSOR)

NEW CAPITALIZATION, JULY 2, 1999.......  $256,439   $    --      $    --         $(468)      $255,971

  Net income...........................       907        --           --            --            907

  Foreign currency translation
    adjustment.........................        --        --           --           (50)           (50)
                                         --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 1999.............  $257,346   $    --      $    --         $(518)      $256,828

  Net income...........................    23,170        --           --            --         23,170

  Foreign currency translation
    adjustment.........................        --        --           --           (73)           (73)

  Taxes paid on behalf of member's.....    (1,484)       --           --            --         (1,484)
                                         --------   -------      -------         -----       --------

BALANCE, DECEMBER 31, 2000.............  $279,032   $    --      $    --         $(591)      $278,441
                                         ========   =======      =======         =====       ========

                 See notes to consolidated financial statements

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                             PERIOD FROM    PERIOD FROM
                                                                             JANUARY 1,       JULY 2,
                                                                                1999            1999
                                                             YEAR ENDED        THROUGH        THROUGH       YEAR ENDED
                                                            DECEMBER 31,       JULY 1,      DECEMBER 31,   DECEMBER 31,
                                                                1998            1999            1999           2000
                                                            (PREDECESSOR)   (PREDECESSOR)   (SUCCESSOR)    (SUCCESSOR)
                                                            -------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................    $    366        $   1,194      $     907       $ 23,170
  Adjustment to reconcile net income to net cash provided
    by operating activities
    Minority interest.....................................          --             (250)          (183)          (243)
    Depreciation and amortization.........................      15,918            7,173         25,783         47,756
    Debt and refinancing cost amortization................          --               --          1,069          3,476
    Early retirement of debt..............................          --            1,171             --             --
    Provision for loss on accounts receivable.............          --               --          2,434          5,015
    Gain on disposal of assets and other..................          --               --           (300)           (95)
    Changes in operating assets and liabilities
      Accounts receivable.................................       3,040           (8,988)       (21,445)         7,138
      Inventories.........................................       2,506              534         (2,236)           (73)
      Prepaid expenses....................................      (2,218)             697           (206)           132
      Other receivables...................................      (2,253)             (61)          (691)        (3,516)
      Other assets........................................         (58)              --             --         (2,944)
      Accounts payable....................................      (5,381)             804         11,456         19,005
      Accrued liabilities.................................        (591)          (1,774)        14,874        (22,100)
      Other liabilities...................................         319             (996)        (4,024)        (7,571)
      Income taxes and other..............................        (297)             525             --             --
                                                              --------        ---------      ---------       --------
        Net cash provided by operating activities.........      11,351               29         27,438         69,150
                                                              --------        ---------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................     (12,708)          (5,129)       (24,940)       (68,179)
  Net change in investments...............................          --               --          3,128          5,361
  Proceeds from disposal of property and equipment........       1,651               58            590          3,526
  Tax distribution on member's behalf.....................          --               --             --         (1,484)
  Cash paid for acquisitions, net of cash acquired........          --               --          4,605             --
  Other assets............................................          --               96          1,103             --
                                                              --------        ---------      ---------       --------
    Net cash used in investing activities.................     (11,057)          (4,975)       (15,514)       (60,776)
                                                              --------        ---------      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving lines of
    credit................................................          --               --        (10,000)        17,000
  Principal payments on long term debt to banks...........        (647)        (113,356)        (4,924)       (16,096)
  Payments on other notes payable and capital leases......      (1,709)          (4,312)        (1,233)            --
  Debt issuance cost......................................        (867)              --        (22,108)        (1,388)
  Issuance of member units, net of issuance cost..........          --               --         56,272             --
  Borrowing under credit facilities.......................          --               --        412,500             --
  Issuance of senior subordinated notes...................          --               --        185,000             --
  Repayment of PCI notes..................................          --               --       (136,700)            --
  Payments of Suiza Packaging debt........................          --               --       (372,459)            --
  Escrow deposits.........................................       4,000               --             --             --
  Other...................................................        (100)              --             --             --
  Capital contribution....................................          --          122,117       (122,117)            --
                                                              --------        ---------      ---------       --------
    Net cash provided by (used in) financing activities...         677            4,449        (15,769)          (484)
                                                              --------        ---------      ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......         971             (497)        (3,845)         7,890
CASH AND CASH EQUIVALANTS, BEGINNING OF PERIOD............       4,437            5,408          4,911          1,066
                                                              --------        ---------      ---------       --------
CASH AND CASH EQUIVALANTS, END OF PERIOD..................    $  5,408        $   4,911      $   1,066       $  8,956
                                                              ========        =========      =========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest................    $ 10,664        $   4,517      $  13,435       $ 54,551
                                                              ========        =========      =========       ========
  Net cash (received) paid during the period for income
    taxes.................................................    $    (41)       $     506      $      --       $     --
                                                              ========        =========      =========       ========

                See notes to consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS ORGANIZATION--On July 2, 1999, Reid Plastics, Inc., a wholly owned subsidiary of Reid Plastics Holdings, Inc., acquired substantially all of the U.S. plastics packaging assets of Franklin Plastics, Inc. ("Franklin") and Plastic Containers, Inc. ("PCI"), each of which had been subsidiaries of Suiza Foods Corporation ("Suiza"). Suiza managed the operations of Franklin and its subsidiaries and PCI and its subsidiaries as one entity called "Suiza Packaging." Vestar Capital Partners III, L.P., through its controlled affiliate Vestar Reid LLC owned 82.6% of Reid Plastics Holdings, Inc. prior to the acquisitions of Franklin and PCI. The acquisitions were effected by contributions and mergers under a Contribution and Merger Agreement dated as of April 29, 1999, among Suiza, Franklin, Suiza's domestic plastics subsidiaries, Vestar Packaging LLC, Reid Plastics Holdings, Inc., Reid Plastics, Inc.'s domestic plastic subsidiaries, Reid Plastics Group LLC, Consolidated Container Holdings LLC ("Holdings"), a Delaware limited liability company and the 100% owner of Consolidated Container Company LLC, and Consolidated Container Company LLC, a Delaware limited liability company (the "Company"). We summarize below the contributions and mergers:

    - Vestar Packaging, which is controlled by Vestar Capital Partners III, L.P., received 20.4% of the member units in Holdings in exchange for its contribution of $60.8 million in cash to Holdings.

    - Reid Plastics Holdings, Inc., which had been indirectly controlled by Vestar Capital Partners III, L.P., received 30.4% of the member units in Holdings in exchange for causing:

       - Reid Plastics, Inc. and each of its domestic subsidiaries to merge into Reid Plastics Group LLC

       - Reid Plastics, Inc.'s Canadian subsidiaries to become wholly owned subsidiaries of Reid Plastics Group LLC

       - Reid Plastics, Inc.'s equity interest in its Mexican joint venture, Reid Mexico, S.A. de C.V., to become owned by Reid Plastics Group LLC

    - Franklin, which had been controlled by Suiza, received 48.9% of the member units in Holdings in exchange for:

       - Its contribution of the limited liability company interests of PCI to the Company

       - The contribution of substantially all of its assets to the Company by the merger of the subsidiaries of Franklin into the Company

    In connection with the mergers and contributions described above, the following transactions were completed:

    - The issue of $185,000,000 in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2009 of the Company and Consolidated Container Capital, Inc. ("Capital"), a Delaware corporation

    - The entering into a new $485,000,000 senior credit facility

    - The consent solicitation and tender offer by PCI for its outstanding 10% Senior Secured Notes due in 2006

    - The repayment of substantially all of the outstanding debt of Reid Plastics, Inc. and Franklin, the redemption of the preferred stock of Franklin, plus the payment of certain accrued interest and dividends on the debt and preferred stock of Franklin, aggregating approximately

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     $372,500,000. Regarding the repayment of the existing debt of Reid
      Plastics, Inc., $1,952,000 of unamortized deferred financing costs were written off and recorded as an extraordinary loss on early extinguishment of debt

    The acquisition of Suiza Packaging has been accounted for using the purchase method of accounting with Reid Plastics, Inc. being the accounting acquiror. The consolidated balance sheet as of December 31, 1999 reflects the allocation of the purchase price and the related accounting adjustments, including goodwill. Assets acquired and liabilities assumed were as follows (in thousands):

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

    In connection with the acquisition of Suiza Packaging, the Company developed a restructuring plan to pursue opportunities for cost reduction and operation synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4,616,000, which includes $1,914,000 for severance and other personnel related cost and $2,702,000 for facility closing costs in connection with the closing of certain Suiza Packaging facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1,541,000 for severance and other personnel-related costs relative to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7,225,000 in connection with plans to close certain Reid manufacturing facilities. Of this charge, $611,000 represents severance and other personnel-related cost and $6,614,000 represents remaining commitments under noncancellable operating leases and other facility closing cost.

    On October 14, 1997, the Company recorded a nonrecurring charge of $9,162,000 representing a provision for loss on closed facilities subject to operating leases. This loss related to the closure of a manufacturing facility, a warehouse and an administrative facility in Southern California and a warehouse in Northern California. These facilities were consolidated in order to make more efficient use of leased facilities.

    In connection with a 1997 acquisition, the company accrued the estimated cost associated with a restructuring plan when recording the acquisition under the purchase method. The components of the restructuring charges were primarily severance cost and closed facilities subject to operating leases. During 1998, the company finalized its plan and purchase accounting entries.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Reconciliation of the pre-acquisition and post-acquisition restructuring expenses during 1998, 1999, and 2000 were as follows:

                                                                    PURCHASE
                                                      1997         ACCOUNTING         1999
                                                  RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                                     CHARGES        ACCRUALS         CHARGES
                                                  -------------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
PREDECESSOR
Balance at December 31, 1997....................     $ 8,396         $ 2,017              --
Closed facilities subject to operating leases...          --           2,523              --
Severance cost..................................          --             571              --
1998 charges....................................        (976)         (1,237)             --
                                                     -------         -------         -------
Balance at December 31, 1998....................     $ 7,420         $ 3,874         $    --
1999 charges....................................        (770)           (779)             --
                                                     -------         -------         -------
Balance at July 1, 1999.........................     $ 6,650         $ 3,095         $    --

SUCCESSOR
Closed facilities subject to operating leases...          --           2,702           6,614
Severance cost..................................          --           1,914           2,152
1999 charges....................................        (273)           (866)           (817)
                                                     -------         -------         -------
Balance at December 31, 1999....................     $ 6,377         $ 6,845         $ 7,949
Charge reversal for sublease arrangements.......      (2,238)             --          (1,754)
2000 charges....................................        (246)         (3,907)         (3,004)
                                                     -------         -------         -------
Balance at December 31, 2000....................     $ 3,893         $ 2,938         $ 3,191
                                                     =======         =======         =======

    Items charged to the accrual in 1998, 1999 and 2000 were cash items.

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

    CONSOLIDATED AND FOREIGN OPERATIONS--The Company maintains several wholly owned subsidiaries in the United States and Canada. In addition, the Company owns 51% of Reid Mexico S.A. de C.V., which operates exclusively in Mexico. The Company's foreign operations are not significant.

    All significant inter-company accounts and transactions have been eliminated in consolidation.

    TRANSLATION OF FOREIGN CURRENCIES--The Company considers the functional currency under SFAS No. 52, "Foreign Currency Translation," to be the local currency for its Canadian subsidiaries and its Mexican subsidiary.

    Assets and liabilities of the Company's Canadian and Mexican subsidiaries are converted to U.S. dollars using the current exchange rate at period-end, and revenues and expenses of these subsidiaries

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are translated at the average exchange rate during the period, with the resulting translation adjustment made to a separate component of member's equity.

    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from these estimates.

    CASH AND CASH EQUIVALENTS--Included in cash and cash equivalents are highly liquid cash investments with remaining maturities at date of purchase of three months or less.

    INVESTMENT SECURITIES--Investment securities consist of held-for-trading U.S. government obligations, certificates of deposit, eurodollar deposits and highly rated commercial paper, all of which are due within one year. These investment securities are stated at market value.

    INVENTORIES--Inventories consist of raw materials, spare parts and supplies, and finished goods. Inventories are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Finished goods inventories include raw materials, direct and indirect labor costs, and factory overhead.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets. Plant and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

    Estimated useful lives are as follows:

ASSET                                                          USEFUL LIFE
- -----                                                         --------------
Buildings...................................................  25 to 40 years
Machinery and equipment.....................................   5 to 20 years
Furniture and fixtures......................................   3 to 10 years

    Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred.

    INTANGIBLE ASSETS--Intangible assets include primarily goodwill and are stated at cost. Goodwill is amortized using the straight-line method over 40 years. Deferred financing costs are amortized over the term of the related debt using the effective interest method. Payments relating to noncompete agreements and multiple-year management contracts are amortized over the term of the applicable agreement or contract.

    Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 2000.

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

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES--As a limited liability company, the Company is generally not subject to Federal or except on a limited basis, state income taxes. However, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.

    DERIVATIVE FINANCIAL INSTRUMENTS--The Company entered into an interest-rate cap agreement to reduce the impact of fluctuations in interest rates on its floating-rate long-term debt. Effective October 4, 1999, the Company entered into an interest-rate cap agreement with the lender. The interest rate cap was for a notional amount of $75 million and effectively caps the interest rate at 7%. The agreement terminates October 9, 2001. The fair value of this agreement at December 31, 1999 and 2000 was not material.

    CONCENTRATION OF CREDIT RISK--Financial instruments that subject the Company to credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high-credit qualified financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Sales to one customer amounted to approximately 12% and 15% of the Company's net sales for the year ended
December 31, 2000, and the period from July 2, 1999 through December 31, 1999, respectively. Accounts receivable from this customer amounted to approximately $12,000,000 and $17,300,000 at December 31, 2000 and 1999, respectively. The
Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133 and 138
(SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge.

    The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $75 million as of

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 31, 2000 and is effective through October 9, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other assets in the accompanying consolidated balance sheet. The fair value of the interest rate cap was not material as of December 31, 2000. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

    The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Company believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

    REVENUE RECOGNITION--Sales and related cost of sales are recognized upon the earlier of shipment of products or acceptance by the customer. The Company's revenue recognition policies are in compliance with all applicable accounting regulations including Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

2. INVENTORIES

    Inventories consist of the following at December 31, 1999 and 2000:

                                                           1999           2000
                                                         --------       --------
                                                         (DOLLARS IN THOUSANDS)
Raw materials..........................................  $21,029        $20,548
Parts and supplies.....................................    2,779          2,985
Finished goods.........................................   15,635         15,983
                                                         -------        -------
                                                         $39,443        $39,516
                                                         =======        =======

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1999 and 2000:

                                                                 1999         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Land........................................................   $ 10,953     $  9,530
Buildings...................................................     20,751       22,465
Leasehold improvements......................................     15,909       18,900
Machinery and equipment.....................................    241,063      270,069
Equipment under capital leases..............................     10,916       10,916
Furniture and equipment.....................................      5,866        6,577
                                                               --------     --------
                                                                305,458      338,457
Less accumulated depreciation...............................     51,924       81,703
                                                               --------     --------
                                                                253,534      256,754
Construction in progress....................................     30,296       57,712
                                                               --------     --------
                                                               $283,830     $314,466
                                                               ========     ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

4. INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist of the following at December 31, 1999 and 2000:

                                                             1999         2000
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Goodwill................................................   $540,708     $540,708
Deferred financing costs................................     22,108       23,496
Noncompete agreement....................................      1,598        1,160
Deposits and other......................................        731        4,246
                                                           --------     --------
                                                            565,145      569,610
Less accumulated amortization...........................    (13,129)     (30,694)
                                                           --------     --------
                                                           $552,016     $538,916
                                                           ========     ========

    NON-COMPETE AGREEMENT--In 1997, the Company entered into a five-year noncompete agreement with a former management shareholder. During 1998, the noncompete agreement was revised to guarantee payments totaling $400,000 per year for five years. In addition, a non-guaranteed portion of up to $8,193,000 will be paid based on the valuation of the Company at the time of future ownership changes. No amount was required to be recorded at December 31, 1999 and 2000 for potential non-guaranteed payments.

5. ACCRUED LIABILITIES

    Accrued liabilities consist of the following at December 31, 1999 and 2000:

                                                             1999          2000
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Provision for severances.................................  $ 4,582       $    --
Noncancellable lease commitments on closed facilities....    6,117         2,843
Employee compensation and benefits.......................   15,512         8,927
Accrued interest.........................................   12,218        11,850
Accrued real estate and personal property taxes..........    2,217         2,030
Accrual for customer losses..............................    2,365         3,177
Other....................................................   15,066         7,150
                                                           -------       -------
                                                           $58,077       $35,977
                                                           =======       =======

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

6. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1999 and 2000:

                                                             1999         2000
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Senior subordinated notes...............................   $185,000     $185,000
Senior credit facility--term loans......................    380,075      366,475
Capital lease obligations...............................      4,988        2,492
                                                           --------     --------
                                                            570,063      553,967
Less current portion....................................    (16,052)     (22,996)
                                                           --------     --------
                                                           $554,011     $530,971
                                                           ========     ========

    In connection with the mergers and contributions (Note 1), the Company issued notes in a private placement under Rule 144A of the Securities Act of 1933 and entered into a new Senior Credit Facility and Revolving Credit Facility.

    SENIOR SUBORDINATED NOTES--The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185,000,000. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

    SENIOR CREDIT FACILITY--The Senior Credit Facility (the "Facility") consists of three tranches of term loans in a total principal amount of $485,000,000 and a $135,100,000 revolving credit facility (the "Revolver"). The term loan facilities and Revolver are summarized below:

    -- Tranche A--The tranche A term loan totals $150,000,000 in principal, of which $135,000,000 was outstanding at December 31, 2000. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

    -- Tranche B--The tranche B term loan totals $235,000,000 in principal, of which $231,475,000 was outstanding at December 31, 2000. The Company is required to repay installments on the tranche B term loan in annual principal amounts of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

    -- Tranche C--The tranche C term loan totals $100,000,000 in principal and is uncommitted. Through July 2, 2002, the Company may request one or more lenders under the Facility to make one or more tranche C term loans, if the Company satisfies specified financial ratios and other conditions. The facility may, alternatively, take the form of additional revolving credit loans under the Revolver or a combination of one or more tranche C term loans and additional revolving credit loans. The lenders are not required, however, to make any tranche C term loans.

    REVOLVING CREDIT FACILITY--At December 31, 2000, the Company had $34,500,000 outstanding under the Revolver as amended, which matures in 2005. Additionally, the Company had approximately $11,228,000 of outstanding letters of credit under the Revolver.

    The Company pays a commitment fee on the unused commitments under the Revolver, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee to Bankers Trust Company.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

6. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (CONTINUED)
    Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Bankers Trust Company, plus a margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Bankers Trust Company in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At December 31, 2000, the margin on base rate and eurodollar rate loans was 1.00% and 2.00%, respectively, for tranche A and the Revolver and 1.50% and 2.50%, respectively, for tranche B. Tranche A term loans and the Revolver and tranche B term loans bear interest at 8.75% and 9.25%, respectively, at December 31, 2000.

    The obligations under the Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and Capital and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as non-guarantor subsidiaries are considered inconsequential. (See Note 13)

    The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the company's and its subsidiaries assets, subject to certain conditions; and to enter into transactions with affiliates. The Facility also requires the company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. In addition, the notes and Facility restrict the Company's ability to pay dividends. The Company is in compliance with the debt covenants at December 31, 2000.

    SCHEDULED MATURITIES--The scheduled annual maturities of long-term debt (excluding capital leases) at December 31, 2000, were as follows (in thousands):

Year ending December 31,
2001........................................................  $ 21,100
2002........................................................    28,600
2003........................................................    36,100
2004........................................................    39,850
2005........................................................    74,270
Thereafter..................................................   351,555
                                                              --------
                                                              $551,475
                                                              ========

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

7. OTHER LIABILITIES

    Other liabilities consist of the following at December 31, 1999 and 2000:

                                                             1999          2000
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Noncancellable lease commitments on closed facilities....  $12,274       $ 7,595
Advance from vendor......................................    1,487            --
Obligation under noncompete agreement....................    1,084           685
Accrued terminated employee benefit plan obligation......    1,404         1,457
Insurance reserve........................................    8,155         6,373
Deferred income..........................................    5,302         6,042
Accrued postretirement benefits..........................    6,058         6,661
Other....................................................    1,463           604
                                                           -------       -------
                                                           $37,227       $29,417
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

    POST-RETIREMENT BENEFITS OTHER THAN PENSIONS--The Company provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993. The Company's policy is to fund the cost of medical benefits as claims are issued.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8. EMPLOYEE BENEFITS (CONTINUED)
    At July 2, 1999, as part of the purchase accounting adjustments relating to the Suiza Packaging acquisition, the accrued pension liability and accrued post-retirement benefit liability were adjusted to fair value, and all previously unrecognized gains and losses were recognized as part of the purchase allocation.

    The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension and postretirement benefit plans:

                                                                               OTHER POST-RETIREMENT
                                                   PENSION BENEFITS                  BENEFITS
                                              ---------------------------   ---------------------------
                                              PERIOD FROM                   PERIOD FROM
                                                JULY 2,                       JULY 2,
                                                  1999                          1999
                                                THROUGH       YEAR ENDED      THROUGH       YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  1999           2000           1999           2000
                                              ------------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Change in Benefit obligation
  Benefit obligation at beginning of year...    $66,814         $63,901       $ 5,821         $ 5,726
  Service cost..............................        619             969            55              88
  Interest cost.............................      2,480           4,994           214             438
  Amendments................................         --             535            --              --
  Actuarial loss (gain).....................     (3,834)          2,468          (332)           (137)
  Curtailment...............................         --              37            --              --
  Benefits paid.............................     (2,178)         (4,600)          (32)           (215)
                                                -------         -------       -------         -------
Benefit obligation at December 31...........     63,901          68,304         5,726           5,900
Change in plan assets:
  Fair value of plan assets at beginning of
    year....................................     66,921          68,295            --              --
  Actual return on plan assets..............      3,546           5,891            --              --
  Employer contribution.....................          6              25            32             215
  Plan participant contribution.............         --              --            99             209
  Benefits paid.............................     (2,178)         (4,600)         (131)           (424)
                                                -------         -------       -------         -------
Fair value of plan assets at December 31....     68,295          69,611            --              --
Funded status...............................      4,394           1,307        (5,726)         (5,900)
Unrecognized actuarial gain.................     (4,526)         (1,963)         (332)           (469)
Unrecognized prior service cost.............         --             516            --              --
                                                -------         -------       -------         -------
Accrued benefit cost........................    $  (132)        $  (140)      $(6,058)        $(6,369)
                                                =======         =======       =======         =======
Weighted average assumptions as of
  December 31:
  Discount rate.............................       8.00%           7.75%         8.00%           7.75%
  Expected asset return.....................       9.00%           9.00%         9.00%           6.00%
  Rate of compensation increase.............       5.00%           5.00%

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8. EMPLOYEE BENEFITS (CONTINUED)
    The components of the net periodic benefit cost for the period from July 2, 1999 through December 31, 1999 and for the year ended December 31, 2000 are as follows:

                                                                              OTHER POST-RETIREMENT
                                                  PENSION BENEFITS                  BENEFITS
                                             ---------------------------   ---------------------------
                                             PERIOD FROM                   PERIOD FROM
                                               JULY 2,                       JULY 2,
                                                 1999                          1999
                                               THROUGH       YEAR ENDED      THROUGH       YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1999           2000           1999           2000
                                             ------------   ------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS)
Service Cost...............................     $  619         $  969          $ 55           $ 99
Interest Cost..............................      2,480          4,994           214            437
Expected return on plan assets.............     (2,884)        (5,949)           --             --
Amortization of prior service cost.........         --             18            --             --
Recognized actuarial loss due to
  curtailment..............................         --             37            --             --
                                                ------         ------          ----           ----
Net periodic benefit cost..................     $  215         $   69          $269           $536
                                                ======         ======          ====           ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2000 and the postretirement benefit obligation as of December 31, 2000 by $68,000 and $579,000 respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2000 and the postretirement benefit obligation as of December 31, 2000 by $59,000 and $518,000, respectively.

    DEFINED CONTRIBUTION PLAN--Certain non-organized employees are eligible to participate in a 401(k) employee savings plan. Employees who have completed six months or more of service and have met other requirements of the plan are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 20% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 50% of the employee's first 6%. The matching contributions vest 100% after four years.

    Certain unionized employees are eligible to participate in a Savings Plan. Eligibility rules vary based upon the terms of the respective applicable location's collective bargaining agreement.

    The Company's defined contribution plan expense was $225,000 for the year ended December 31, 1998, $138,000 for the period January 1, 1999 through
July 1, 1999, $918,000 for the period July 2, 1999 through December 31, 1999, and $1,559,000 for the year ended December 31, 2000.

    MULTI-EMPLOYER PLANS--The Company's PCI subsidiary contributes to various multi-employer union pension plans under its labor agreements.

    STOCK OPTION PLAN--During 1998, Suiza Packaging adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan were exercisable over a three-year period from the date of grant and could become exercisable upon the termination of an individual's employment following a change in control. As a result of the Company's merger, participants were able to convert

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

8. EMPLOYEE BENEFITS (CONTINUED)
options granted under the plan to the Modified Replacement Option Plan. As a result, 116,946 shares outstanding under the plan were converted to the Company's units, using a conversion rate of 2.94295, resulting in 344,167 options outstanding at July 2, 1999, none of which were exercisable at that date.

    In addition, Consolidated Container Holdings adopted a 1999 Unit Option Plan to provide some of its senior managers and other key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Consolidated Container Holdings. Under the option plan, Consolidated Container Holdings granted options to some of these senior managers that represent that right to acquire, in total 553,703 member units of Consolidated Container Holdings at exercise prices that approximate the fair market value of such shares at the date of grant. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Consolidated Container Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

    Stock option activity from the period July 2, 1999 through December 31, 1999 and year ending December 31, 2000 is summarized below:

                                                                         WEIGHTED AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              --------   ----------------
Unexercised at July 2, 1999.................................  344,167         $ 4.97
  Granted...................................................  550,203          29.66
  Exercised.................................................       --             --
  Forfeited.................................................       --             --
                                                              -------         ------
Unexercised at December 31, 1999............................  894,370          20.16
  Granted...................................................   52,000          29.66
  Exercised.................................................    9,810           8.40
  Forfeited.................................................   76,949          20.73
                                                              -------         ------
Unexercised at December 31, 2000............................  859,611          20.82

    The following table summarizes the information about stock options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                       ---------------------------------   -------------------
                                                   WEIGHTED
                                                    AVERAGE     WEIGHTED              WEIGHTED
                                                   REMAINING    AVERAGE               AVERAGE
                                                  CONTRACTUAL   EXERCISE              EXERCISE
                                        SHARES       LIFE        PRICE      SHARES     PRICE
                                       --------   -----------   --------   --------   --------
Range of exercise prices:
  $3.40..............................   234,953      8 years     $ 3.40    156,643       3.40
  $10.19.............................    70,955      9 years      10.19     23,649      10.19
  $29.66.............................   553,703      9 years      29.66    101,391      29.66

    If the company had elected to follow the measurement provisions of SFAS
No. 123, "Accounting for stock-Based Compensation", in accounting for it's stock options, compensation expense would be recognized based on the fair value options at the date of the grant. This amount was not material for the period July 2, 1999 through December 31, 1999 and the year ending December 31, 2000.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

9. INCOME TAXES

    As a limited liability company, the Company is generally not subject to Federal or, except on a limited basis, state income taxes. However, the Company is required to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required. No distributions were required for 1999. Total tax distributions payable for 2000 are estimated to be $4.2 million of which $1.5 million has been paid as of December 31, 2000.

    In addition, the members will be subject to U.S. income taxes upon the distribution to the Company of unremitted earnings of the Company's foreign subsidiaries of $6,165,000 and $7,003,000 as of December 31, 1999 and December 31, 2000, respectively. A determination of the U.S. income tax liability to the members is not practicable. However, it is management's intention that such unremitted earnings will be reinvested as part of the Company's ongoing foreign operations.

    The provision for income taxes attributable to the earnings before income taxes and extraordinary item consists of the following (dollars in thousands):

                                                                       PERIOD FROM
                                                                       JANUARY 1,
                                                          YEAR            1999
                                                          ENDED          THROUGH
                                                      DECEMBER 31,       JULY 1,
                                                          1998            1999
                                                      (PREDECESSOR)   (PREDECESSOR)
                                                      -------------   -------------
Current.............................................      $  (276)       $  (635)
Deferred............................................       (2,025)        (1,926)
Foreign.............................................         (535)          (329)
                                                          -------        -------
Income tax (expense)................................      $(2,836)       $(2,890)
                                                          =======        =======

    The tax expense (benefit) was different from the amount computed by applying the federal statutory rate to the earnings before income taxes and extraordinary item as follows (dollars in thousands):

                                                                                 PERIOD FROM
                                                                                 JANUARY 1,
                                                                                    1999
                                                           YEAR ENDED              THROUGH
                                                          DECEMBER 31,             JULY 1,
                                                              1998                  1999
                                                       -------------------   -------------------
                                                        AMOUNT    PERCENT     AMOUNT    PERCENT
                                                       --------   --------   --------   --------
Tax at federal statutory rate........................   $1,107       34%      $1,701       34%
Amortization of goodwill and other...................    1,398       43          575       12
State taxes..........................................      265        8          407        8
Valuation allowance..................................      (82)      (3)          --       --
Other................................................      148        5          207        4
                                                        ------       --       ------       --
Effective tax rate...................................   $2,836       87%      $2,890       58%
                                                        ======       ==       ======       ==

10. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS--The Company is obligated under certain capital leases for certain machinery and equipment, which expire in 2004.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company leases certain property, plant and equipment used in its operations under noncancellable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from two to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense was $5,283,000 for the year ended December 31, 1998, $3,225,000 for the period January 1, 1999 through July 1, 1999, $12,933,000 for the period July 2, 1999 through
December 31, 1999 and $18,921,000 for the year ended December 31, 2000.

    Future minimum lease payments at December 31, 2000, are summarized below (in thousands):

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
Year ending December 31:
  2001......................................................   $2,024     $22,172
  2002......................................................      530      17,772
  2003......................................................       56      15,601
  2004......................................................       42       8,490
  2005......................................................       --       6,260
Thereafter..................................................       --      21,469
                                                               ------     -------
Total Minimum payments required*............................    2,652     $91,764
                                                                          -------
Less portion representing interest..........................      160
                                                               ------
Present value of minimum lease payments.....................   $2,492
                                                               ------

- ------------------------

* Minimum payments have not been reduced by minimum sublease rentals of $3,678 due in the future under noncancelable subleases.

    CONTINGENCIES--The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management's opinion, the settlement of such matters is not expected to have a material impact on the consolidated balance sheet.

    In addition, the Company is a party to employment agreements with certain officers which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances.

11. RELATED PARTY TRANSACTIONS

    MANAGEMENT AGREEMENT--In April 1999, the Company entered into a management agreement with Vestar Capital Partners to provide ongoing management services. The Company will pay to Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization of the prior year and all out-of-pocket expenses of Vestar Capital Partners regarding the provision of these services.

    Simultaneously with the closing of the Transactions, the Company entered into the following agreements:

    -- SUPPLY AGREEMENTS--The Company entered into bottle supply agreements with Suiza. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS (CONTINUED) and Suiza Packaging prior to the transactions and are subject to adjustment based on changes in raw material, manufacturing and delivery costs.

    -- TRADEMARK LICENSE AGREEMENT--The Company entered into a trademark license agreement with Continental Can Company, Inc. ("Continental Can"), a wholly owned subsidiary of Suiza. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Suiza owns 10% or more of Holdings.

    The Company had bottle sales to Suiza of approximately $33.0 and $70.8 million for the period from July 2, 1999 through December 31, 1999 and year ended December 31, 2000, respectively. Accounts receivable from Suiza at December 31, 1999 and 2000 amounted to approximately $5.5 and $8.5 million, respectively.

12. ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                BALANCE AT                                         BALANCE AT
                                                BEGINNING                 RECOVERIES                  END
PERIOD ENDED                                    OF PERIOD    PROVISION   (WRITE-OFFS)    OTHER     OF PERIOD
- ------------                                    ----------   ---------   ------------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
PREDECESSOR
December 31, 1998.............................    $1,689      $  418        $  (896)      $155        1,366
July 1, 1999..................................     1,366         266           (160)        --        1,472

SUCCESSOR
December 31, 1999.............................     5,591       2,434         (1,325)        --        6,700
December 31, 2000.............................     6,700       5,015         (2,983)        --        8,732

13. GUARANTOR FINANCIAL STATEMENTS

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

                                       ******

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Suiza Foods Corporation

Dallas, Texas

    We have audited the accompanying statements of operations, stockholders' equity and cash flows of Franklin Plastics, Inc. and subsidiaries ("Franklin") and Plastic Containers, Inc. and subsidiaries ("PCI"), collectively "Suiza Packaging" or the "Company," for the year ended December 31, 1998. The combined financial statements include the accounts of PCI from its date of acquisition on May 29, 1998. These combined financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

    In our opinion, such combined financial statements present fairly, in all material respects, the combined results of operations and cash flows of Suiza Packaging for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

February 9, 1999
(April 30, 1999, as to Note 10)

                                SUIZA PACKAGING

                        COMBINED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
NET SALES...................................................    $367,903
COST OF SALES...............................................     283,122
                                                                --------
    Gross profit............................................      84,781
OPERATING EXPENSES:
  Selling, general and administrative.......................      33,075
  Amortization of intangibles...............................       5,126
                                                                --------
    Total operating expenses................................      38,201
                                                                --------
INCOME FROM OPERATIONS......................................      46,580
OTHER EXPENSE:
  Interest expense, net.....................................     (26,847)
  Other expense, net........................................         (62)
                                                                --------
    Total other expense.....................................     (26,909)
                                                                --------
INCOME (LOSS) BEFORE INCOME TAXES...........................      19,671
INCOME TAX EXPENSE..........................................       9,486
                                                                --------
NET INCOME (LOSS)...........................................    $ 10,185
                                                                ========

                  See notes to combined financial statements.

                                SUIZA PACKAGING

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                            PREFERRED STOCK         COMMON STOCK        ADDITIONAL   RETAINED        TOTAL
                                          -------------------   ---------------------    PAID-IN     EARNINGS    STOCKHOLDERS'
                                           SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL     (DEFICIT)      EQUITY
                                          --------   --------   ---------   ---------   ----------   ---------   -------------
BALANCE, DECEMBER 31, 1997..............   22,671    $22,671      453,425   $     --     $ 4,918      $(1,898)      $25,691

  Common stock issued...................       --         --      998,452          1       9,981           --         9,982
  Preferred stock issued................   49,923     49,923           --         --          --           --        49,923
  Stockholder distribution..............       --         --           --         --          --       (2,000)       (2,000)
  Preferred dividends declared..........       --         --           --         --          --       (7,906)       (7,906)
  Net income............................       --         --           --         --          --       10,185        10,185
                                          -------    -------    ---------   ---------    -------      -------       -------
BALANCE, DECEMBER 31, 1998..............   72,594    $72,594    1,451,877   $      1     $14,899      $(1,619)      $85,875
                                          =======    =======    =========   =========    =======      =======       =======

                  See notes to combined financial statements.

                                SUIZA PACKAGING

                        COMBINED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  10,185
  Adjustments to net income:
    Depreciation and amortization...........................       17,333
    Loss on disposal of assets..............................           62
    Deferred income taxes...................................       10,194
    Changes in assets and liabilities, net of acquisitions:
      Receivables...........................................       (4,113)
      Inventories...........................................        2,154
      Prepaid expenses and other assets.....................          111
      Accounts payable and accrued expenses.................       (9,160)
                                                                ---------
        Net cash provided by operating activities...........       26,766
                                                                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of temporary investments...........       26,740
  Purchase of temporary investments.........................      (13,790)
  Additions to property, plant and equipment................      (63,721)
  Cash paid for acquisitions, net of cash acquired..........      (91,700)
                                                                ---------
        Net cash used in investing activities...............     (142,471)
                                                                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid and stockholders' distributions, net.......       (3,417)
  Net borrowings from parent company........................      100,097
  Issuance of common and preferred stock....................       25,343
  Repayment of long-term debt...............................       (4,902)
                                                                ---------
        Net cash provided by financing activities...........      117,121
                                                                ---------

INCREASE IN CASH AND CASH EQUIVALENTS.......................        1,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............          265
                                                                ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $   1,681
                                                                =========

                  See notes to combined financial statements.

                                SUIZA PACKAGING

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--Suiza Packaging (the "Company") includes the operations of Franklin Plastics, Inc. and subsidiaries ("Franklin"), a majority-owned subsidiary of Suiza Foods Corporation ("Suiza" or the "Parent"); and Plastics Containers, Inc. and subsidiaries ("PCI"), an indirect majority-owned subsidiary of Suiza. On July 31, 1997, Franklin was acquired by Suiza and on May 29, 1998, PCI and its immediate parent company, Continental Can Company, Inc. ("Continental Can"), were acquired by Suiza. Both of these acquisitions have been accounted for using the purchase method of accounting, and the related accounting adjustments, have been pushed down and are reflected in the combined financial statements of the Company as of their respective acquisition dates.

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

    INCOME TAXES--Beginning with the acquisition by Suiza on July 31, 1997, the Company has been included in the consolidated federal income tax return of Suiza; however, income taxes in the combined financial statements have been provided as if the Company filed a separate income tax return.

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued in
June 1998, and establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the year ending December 31, 2000. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the combined results of operations or cash flows.

2. ACQUISITIONS

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

    The following table presents the unaudited combined pro forma results of operations of Suiza Packaging as if these acquisitions had occurred at the beginning of the period presented:

                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
Net sales...................................................     $512,151
                                                                 ========
Income (loss) before taxes..................................     $ 18,858
                                                                 ========
Net income (loss)...........................................     $ 11,053
                                                                 ========

    The unaudited combined pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of 1998, nor do they purport to be indicative of the future results of operations of Suiza Packaging.

3. DEBT

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

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

3. DEBT (CONTINUED)
    The senior notes payable that are unsecured notes, were issued in connection with the Company's acquisitions, at various dates in 1997 and 1998, and require quarterly principal installments of 2% of the initial principal balance beginning September 30, 1999, and ending on their maturity date, June 30, 2004. Amounts outstanding under the senior notes bear interest, payable quarterly, at a floating rate based on the London Interbank Offering Rate plus 300 basis points. The interest rate in effect, including the applicable interest rate margin, was 8.78% at December 31, 1998.

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

    SENIOR SECURED NOTES--The senior secured notes were issued in December 1996 and have an original par value of $125 million. These notes, which are due in 2006, bear interest at a fixed interest rate of 10%, payable semiannually in July and December of each year, and are secured by substantially all assets other than inventory, receivables and certain equipment of PCI, along with the stock of certain of PCI's subsidiaries. In connection with the acquisition of PCI in 1998, these notes were revalued to fair value using a market yield of 8.6% resulting in a premium of $10.4 million at the acquisition date. This premium is being amortized as an adjustment to interest expense over the life of the notes. These notes are redeemable, in whole or in part, at the option of PCI beginning on December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires PCI to offer to redeem the notes at a redemption price of 101% of par value upon the occurrence of certain other events. The tender offer to redeem these notes in connection with the acquisition of PCI resulted in the redemption of $3.8 million of these notes. The indenture places certain restrictions on the payment of dividends, additional liens, disposition of the proceeds of asset sales, sale and leaseback transactions and additional borrowings.

4. OPERATING LEASES

    The Company leases certain property, plant and equipment used in its operations under noncancelable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment, and vehicles, have lease terms ranging from two to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Lease expense, including additional rent, was $11.6 million for the year ended December 31, 1998.

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

4. OPERATING LEASES (CONTINUED)
    Future minimum lease payments at December 31, 1998, under noncancelable operating leases with terms in excess of one year are summarized below (in thousands):

1999.......................................................  $16,833
2000.......................................................   15,996
2001.......................................................   15,473
2002.......................................................   13,159
2003.......................................................   11,211
Thereafter.................................................   12,283
                                                             -------
Total......................................................  $84,955
                                                             =======

5. INCOME TAXES

    The following table presents the provision for income taxes of Suiza Packaging for the periods presented (in thousands):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------
Current income taxes:
  Federal...............................................     $(2,394)
  State.................................................       1,114
Deferred income taxes...................................      10,766
                                                             -------
Total...................................................     $ 9,486
                                                             =======

    The following is a reconciliation of income taxes reported in the combined statements of operations (in thousands):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------
Tax expense at statutory rates..........................     $6,885
State income taxes, net of federal tax effect...........      1,740
Tax effect of nondeductible goodwill....................        653
Other...................................................        208
                                                             ------
Total...................................................     $9,486
                                                             ======

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

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

5. INCOME TAXES (CONTINUED)
    At December 31, 1998, the Company has operating loss carryforwards for federal income tax purposes of approximately $50 million, which are available to offset future federal taxable income. The carryforward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $132,000 that are available to reduce future federal regular income taxes over an indefinite period, and research and development credits of approximately $480,000 available to reduce future federal income taxes through 2010.

6. STOCKHOLDERS' EQUITY

    CAPITAL SHARES--Authorized capital shares of the Company include 1,000,000 shares of preferred stock with a par value and stated value of $.001 and $1,000 per share, respectively, and 5,000,000 shares of common stock with a par value of $.001 per share. The rights and preferences of preferred stock are established by the Company's board of directors upon issuance.

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

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

7. EMPLOYEE BENEFITS

    Suiza Packaging sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and contributes to various multiemployer union pension plans. The following is a summary of amounts expensed under these plans (in thousands):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------
Defined benefit plans...................................     $  194
Defined contribution plans..............................        935
Multiemployer plans.....................................        573
                                                             ------
                                                             $1,702
                                                             ======

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

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

7. EMPLOYEE BENEFITS (CONTINUED)
    The components of net periodic benefit cost and net periodic postretirement benefit cost for the period from the date of acquisition (May 29, 1998) through December 31, 1998, were as follows (in thousands):

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
                                                           =======       ====

    DEFINED CONTRIBUTION PLAN--Employees of certain of the Company's subsidiaries are eligible to participate in a 401(k) employees savings plan sponsored by Suiza. Employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 15% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 25% of the employee's contribution. The matching contributions vest 100% after five years.

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

8. MAJOR CUSTOMERS

    Sales to three customers comprised the following percentages of net sales for the year ended December 31, 1998:

                                                                1998
                                                              --------
Customer A..................................................    12.0%
Customer B..................................................     4.6
Customer C..................................................     4.6

                                SUIZA PACKAGING

                      FOR THE YEAR ENDED DECEMBER 31, 1998

8. MAJOR CUSTOMERS (CONTINUED)
    In addition to the above major sales to third-party customers, the Company sells finished products and raw materials to other Suiza subsidiaries. Sales to these affiliates approximated 11.2% of the Company's net sales for the year ended December 31, 1998.

9. SUPPLEMENTAL CASH FLOW INFORMATION

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------
Cash paid for interest..................................     $22,464
Cash paid for taxes.....................................       4,341
Preferred dividends declared, but not paid..............       7,906
Issuance of preferred stock (noncash)...................      34,561

10. SUBSEQUENT EVENT

    On April 29, 1999, Suiza entered into an agreement to merge the Company into Consolidated Container Holdings LLC, ("Newco"), and in connection with this and other transactions Suiza's controlled subsidiary, Franklin Plastics, Inc., will receive a 49% ownership interest in Newco. Pursuant to this agreement, Newco has agreed to refinance the existing notes payable to Suiza and to repay these notes along with the related accrued interest, and to redeem the outstanding shares of preferred stock, along with certain accrued but unpaid preferred dividends.

                                     ******

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
  Plastic Containers, Inc.

    We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Plastic Containers, Inc. and subsidiaries ("PCI" or the "Company") for the period from January 1, 1998 through May 29, 1998. These consolidated statements of income, stockholders' equity and cash flows are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements of income, stockholders' equity and cash flows based on our audit.

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

    In our opinion, such 1998 consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the results of operations of Plastic Containers, Inc. and subsidiaries for the period from January 1, 1998 through May 29, 1998, in conformity with generally accepted accounting principles.

Omaha, Nebraska
May 21, 1999

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               MAY 29, 1998
                                                              ---------------
NET SALES...................................................     $108,924
COST OF GOODS SOLD..........................................       92,159
                                                                 --------
    Gross profit............................................       16,765
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      (11,617)
                                                                 --------
OPERATING INCOME............................................        5,148
OTHER INCOME (EXPENSES):
  Interest income...........................................          604
  Interest expense..........................................       (5,643)
  Loss on disposal of assets................................          (22)
                                                                 --------
    Total other income (expenses)...........................       (5,061)
                                                                 --------
INCOME BEFORE INCOME TAXES..................................           87
INCOME TAX BENEFIT..........................................        1,590
                                                                 --------
NET INCOME..................................................     $  1,677
                                                                 ========

          See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  NOTE
                                                      ADDITIONAL   RETAINED    RECEIVABLE        TOTAL
                                                       PAID-IN     EARNINGS       FROM       STOCKHOLDERS'
                                                       CAPITAL     (DEFICIT)   STOCKHOLDER      EQUITY
                                                      ----------   ---------   -----------   -------------
BALANCE, JANUARY 1, 1998............................    $79,833    $(27,529)    $(32,185)       $20,119

  Loan to stockholder...............................         --          --       (5,300)        (5,300)

  Accrued interest on note receivable from
    stockholder.....................................        925          --         (925)            --

  Net income........................................         --       1,677           --          1,677
                                                        -------    --------     --------        -------

BALANCE, MAY 29, 1998...............................    $80,758    $(25,852)    $(38,410)       $16,496
                                                        =======    ========     ========        =======

          See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               MAY 29, 1998
                                                              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  1,677
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        5,589
    Loss on disposal of assets..............................           22
    Deferred income taxes...................................       (1,600)
    Changes in assets and liabilities:
      Amounts receivable, net...............................         (709)
      Inventories...........................................        1,370
      Prepaid expenses......................................         (143)
      Accounts payable......................................        2,061
      Other current liabilities.............................        5,565
      Other asset and liabilities...........................          195
                                                                 --------
        Net cash provided by operating activities...........       14,027
                                                                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investment securities...........       20,767
  Purchase of investment securities.........................      (22,548)
  Proceeds from disposal of assets..........................            3
  Purchases of property, plant and equipment................       (6,787)
  Loan to stockholder.......................................       (5,300)
                                                                 --------
        Net cash used in investing activities...............      (13,865)
                                                                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations........................         (344)
                                                                 --------
        Net cash used in financing activities...............         (344)
                                                                 --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................         (182)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        2,479
                                                                 --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $  2,297
                                                                 ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................     $    171
                                                                 ========
  Income taxes paid.........................................     $     42
                                                                 ========

          See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS,
                      STOCKHOLDERS' EQUITY AND CASH FLOWS

    PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (DOLLARS IN THOUSANDS)

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

    INSURANCE--PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the period from January 1, 1998 through May 29, 1998, were $1,784 and $214, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING--Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the period from January 1, 1998 through May 29, 1998, was $3,876.

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

    INCOME TAXES--Beginning in 1997, the Company filed a consolidated federal income tax return with Continental Can. Income taxes have been provided as if the Company files a separate return.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

    PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from the estimates.

2. OPERATING LEASES

    PCI rents certain property and equipment used regarding its operations under noncancellable operating leases. Rental expense under these leases was $5,733 for the period from January 1, 1998 through May 29, 1998.

    Substantially all of the operating leases require PCI to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire.

    Future minimum lease payments under noncancellable operating leases are as follows:

Seven months ended December 31, 1998.......................  $ 8,065
Year ending December 31:
  1999.....................................................   13,346
  2000.....................................................   12,751
  2001.....................................................   12,228
  2002.....................................................   10,312
  2003.....................................................    8,731
Thereafter.................................................   12,283
                                                             -------
Total future minimum lease payments........................  $77,716
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

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

    PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (DOLLARS IN THOUSANDS)

4. INCOME TAXES

    Total income tax benefit (expense) for the year ended December 31, 1997, and for the period from January 1, 1998 through May 29, 1998, consists of the following:

                                                                    PERIOD FROM JANUARY 1, 1998
                                                                          TO MAY 28, 1998
                                                                ------------------------------------
                                                                FEDERAL        STATE         TOTAL
                                                                --------      --------      --------
Current...................................................       $   --         $(10)        $  (10)
Deferred..................................................        1,432          168          1,600
                                                                 ------         ----         ------
                                                                 $1,432         $158         $1,590
                                                                 ======         ====         ======

    The income tax benefit for the period from January 1, 1998 through May 29, 1998, differed from the "expected" income tax benefit (expense) computed by applying the federal income tax rate to income before income taxes as a result of the following:

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               MAY 29, 1998
                                                              ---------------
Computed "expected" income tax expense......................      $  (30)
Additional benefit (expense) resulting from:
  Change in valuation allowance allocated to continuing
    operations..............................................       1,573
  State and local income taxes, net of federal income tax
    benefit.................................................          (3)
  Tax effect of nondeductible goodwill......................         (63)
  Other.....................................................         113
                                                                  ------
Income tax benefit..........................................      $1,590
                                                                  ======

    The net change in the total valuation allowance for the period from January 1, 1998 through May 29, 1998, was a decrease of $1,573. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences at May 29, 1998.

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

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

    PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (DOLLARS IN THOUSANDS)

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

    RETIREMENT THRIFT PLAN--PCI maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. PCI's defined contribution plan's expense was $122 for the period from January 1, 1998 through May 29, 1998.

    SAVINGS PLAN--PCI maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. PCI matches up to 3% of employees' pretax contributions. Employees vest in PCI's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59 1/2, subject to certain penalties. PCI's savings plan expense was $262 for the period from January 1, 1998 through May 28, 1998.

    UNION BENEFIT PLANS--PCI contributes to various union pension plans under its labor agreements. Union benefit plan expense was $419 for the period from January 1, 1998 through May 29, 1998.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS,
                STOCKHOLDERS' EQUITY AND CASH FLOWS (CONTINUED)

    PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998 (DOLLARS IN THOUSANDS)

5. EMPLOYEE BENEFITS (CONTINUED)
    POSTEMPLOYMENT BENEFITS--PCI provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1998 was $15.

6. MAJOR CUSTOMERS

    Sales to one customer represented approximately 28.5% of net sales for the period from January 1, 1998 to May 29, 1998. A second customer represented approximately 17% of net sales for the period from January 1, 1998 through May 29, 1998. A third customer represented approximately 11% of net sales for the period from January 1, 1998 through May 29, 1998.

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

                                     ******