Form 10-Q
period 2001-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2001-05-14
CIK 1095531

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

                                 Yes /X/  No / /

As of May 14, 2001, there were 1000 shares of the registrant's member units outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC
                                     INDEX

                                                                PAGE
                                                              --------
                    PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........         3

  CONDENSED CONSOLIDATED BALANCE SHEETS
    At December 31, 2000 and March 31, 2001.................         3

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
  COMPREHENSIVE INCOME
    For the three months ended March 31, 2000 and 2001......         4

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three months ended March 31, 2000 and 2001......         5

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................         9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................        10

                      PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................        11

SIGNATURE...................................................        12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    8,956    $   26,540
  Investment securities.....................................          123           119
  Accounts receivable.......................................       87,001        97,641
  Inventories...............................................       39,516        50,647
  Other current assets......................................       12,647        11,331
                                                               ----------    ----------
    Total current assets....................................      148,243       186,278
PROPERTY AND EQUIPMENT, Net.................................      314,466       298,799
INTANGIBLES AND OTHER ASSETS................................      538,916       534,775
                                                               ----------    ----------
                                                               $1,001,625    $1,019,852
                                                               ==========    ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $   69,323    $   86,335
  Accrued liabilities.......................................       35,977        28,124
  Revolving credit facility.................................       34,500        48,500
  Current portion of long-term debt.........................       22,996        26,480
                                                               ----------    ----------
    Total current liabilities...............................      162,796       189,439

LONG-TERM DEBT..............................................      530,971       523,179
OTHER LIABILITIES...........................................       29,417        28,979
MINORITY INTEREST...........................................           --            --
MEMBER'S EQUITY:
  Member's equity...........................................      279,032       279,038
  Foreign currency translation adjustment...................         (591)         (783)
                                                               ----------    ----------
    Total member's equity...................................      278,441       278,255
                                                               ----------    ----------
                                                               $1,001,625    $1,019,852
                                                               ==========    ==========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              MARCH 31, 2000   MARCH 31, 2001
                                                              --------------   --------------
NET SALES...................................................     $185,156         $189,704
COST OF SALES...............................................      154,492          161,374
                                                                 --------         --------
GROSS PROFIT................................................       30,664           28,330
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.................       (9,594)          (9,334)
AMORTIZATION EXPENSE........................................       (3,494)          (3,494)
                                                                 --------         --------
OPERATING INCOME............................................       17,576           15,502
INTEREST EXPENSE, Net.......................................      (13,399)         (14,172)
OTHER INCOME................................................           --               35
                                                                 --------         --------
INCOME BEFORE MINORITY INTEREST.............................        4,177            1,365
MINORITY INTEREST IN SUBSIDIARIES...........................           90               --
                                                                 --------         --------
NET INCOME..................................................        4,267            1,365
OTHER COMPREHENSIVE INCOME--
  Foreign currency translation adjustment...................          190             (192)
                                                                 --------         --------
COMPREHENSIVE INCOME........................................     $  4,457         $  1,173
                                                                 ========         ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                  2000           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  4,267       $  1,365
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest.......................................         (90)            --
    Depreciation and amortization...........................      12,283         13,125
    Changes in operating assets and liabilities.............     (15,174)       (11,284)
                                                                --------       --------
  Net cash provided by operations...........................       1,286          3,206
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (14,981)       (14,233)
  Proceeds from the sale of assets..........................          --         20,274
  Net change in investments.................................       5,357              4
  Tax distributions on member's behalf......................          --         (1,359)
                                                                --------       --------
      Net cash provided by (used in) investing activities...      (9,624)         4,686
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit................      10,000         14,000
  Principal payments on long-term debt......................      (2,406)        (4,308)
                                                                --------       --------
      Net cash provided by financing activities.............       7,594          9,692
                                                                --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        (744)        17,584

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       1,066          8,956
                                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $    322       $ 26,540
                                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................    $ 18,397       $ 19,356
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

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC ("the Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

    On July 2, 1999, the plastic packaging assets formerly held by Franklin Plastics, Inc. ("Franklin Plastics") and Plastic Containers, Inc. and its subsidiaries ("Plastic Containers"), both subsidiaries of Suiza Foods Corporation and the former plastic packaging companies, Reid Plastics, Inc. and its subsidiaries ("Reid Plastics") were contributed and merged into the Company. The transactions were accounted for under the purchase method of accounting with Reid Plastics being considered the accounting acquiror. Accordingly, financial information prior to July 2, 1999 pertains to Reid Plastics only and is referred to as the Predecessor period and financial information subsequent to July 2, 1999 is referred to as the Successor period and includes consolidated operations.

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

    Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge.

    The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $75 million as of

March 31, 2001 and is effective through October 9, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other assets in the accompanying consolidated balance sheet. The fair value of the interest rate cap was not material as of March 31, 2001. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

    The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Company believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

3. INVENTORIES

    Inventories consist of the following at December 31, 2000 and March 31, 2001:

                                                        DECEMBER 31,   MARCH 31,
                                                            2000         2001
                                                        ------------   ---------
                                                         (DOLLARS IN THOUSANDS)
Raw materials.........................................     $20,548      $29,069
Parts and supplies....................................       2,985        3,158
Finished goods........................................      15,983       18,420
                                                           -------      -------
                                                           $39,516      $50,647
                                                           =======      =======

4. RESTRUCTURING ACCRUALS

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

    In 1997, the Company recorded a restructuring charge representing a provision for loss on closed facilities subject to operating leases. Related to the closure of a manufacturing facility, warehouses and an administrative facility, in Southern California and a warehouse in Northern California. These facilities were consolidated in order to make more efficient use of leased facilities.

    In connection with a 1997 acquisition, the Company accrued the estimated cost associated with a restructuring plan when recording the acquisition under the purchase method. The components of the restructuring charges were primarily severance costs and closed facilities subject to operating leases. During 1998, the Company finalized its plan and purchase accounting entries.

    Reconciliation of the restructuring accruals for the three months ended March 31, 2001 was as follows:

                                                                    PURCHASE
                                                      1997         ACCOUNTING         1999
                                                  RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                                     CHARGES        ACCRUALS         CHARGES
                                                  -------------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
Balance at December 31, 2000....................     $3,893          $2,871          $3,258
2001 charges....................................        (18)           (231)            (52)
                                                     ------          ------          ------
Balance at March 31, 2001.......................     $3,875          $2,640          $3,206
                                                     ======          ======          ======

    Items charged to the accrual were cash items.

5. NEW BORROWINGS

    The Company had net borrowings on the revolving credit facility of $14.0 million for the first quarter ended March 31, 2001.

6. SALE AND LEASEBACK

    In the first quarter of 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $20.3 million. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments for each of the next eight years total $3,058,000. The assets were sold at cost.

7. GUARANTOR FINANCIAL STATEMENTS

    Separate financial statements of the Subsidiary Guarantors are not included herewith as management has determined that such information is not material to investors because (i) the Subsidiary Guarantors constitute substantially all of the Company's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and (ii) the Company is a holding company with no assets, operations, or cash flow separate from its investment in the Subsidiary Guarantors.

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

RESULTS OF OPERATIONS

    (Dollars in Thousands)

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
     2000

    NET SALES. Net sales for the first three months of 2001 were $189,704, an increase of $4,548 or 2.5%, compared to $185,156 for the same period of 2000. The increase in net sales was driven by a 1% increase in unit volumes. Additionally, net sales were increased by higher selling prices to reflect higher resin costs which were partially offset by the loss of higher margin business that was replaced by lower margin business and price reductions and discounts to meet competitive pressures.

    GROSS PROFIT. Gross profit for the first three months of 2001 was $28,330, a decrease of $2,334 or 7.6%, compared to $30,664 for the same period of 2000. The decrease in gross profit was primarily due to higher material costs relative to sales as a result of resin cost increases and price reductions. In addition, gross profit was further reduced due to higher operating costs including higher energy, freight, and utility costs as well as higher labor and material usage at selected operating facilities.

    SG&A. Selling, general and administrative (SG&A) expense for the first three months of 2001 was $9,334, a decrease of $260 or 2.7%, compared to $9,594 for the same period of 2000.

    AMORTIZATION EXPENSE. Amortization expense for the first three months of 2001 and 2000 was $3,494.

    OPERATING INCOME. Operating Income for the first three months of 2001 was $15,502, a decrease of $2,074 or 11.8%, compared to $17,576 for the same period of 2000. The reduction in operating income was primarily due to the loss of higher margin business replaced by lower margin business and reduced prices.

    INTEREST EXPENSE, NET. Interest expense for the first three months of 2001 was $14,172, an increase of $773 or 5.8%, compared to $13,399 for the same period of 2000. This increase was primarily due to higher revolver balances as a result of increased capital expenditures to support new business initiatives which have not yet reached commercialization stage.

    NET INCOME. Net income for first three months of 2001 was $1,365, compared to a net income of $4,267 for the same period of 2000. This decrease of $2.9 million was due to the $2.1 million reduction in operating income as well as the $0.8 million increase in Interest Expense, net.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of cash are for capital expenditures, working capital, debt service and acquisitions. Funds for these purposes are primarily generated from operations and borrowing under the Company's Senior Credit Facilities. During the first three months of 2001 the Company borrowed $14.0 million under the revolving credit facility and had outstanding borrowings of $48.5 million at March 31, 2001. The Company had available to it unused borrowing capacity of $86.6 million as of March 31, 2001. The revolving credit facility contains certain restrictive covenants. As of March 31, 2001 the Company was in compliance with all covenants.

    The Company had capital expenditures of $14.2 million in the first three months of 2001, of which $1.4 million was for maintenance and replacement and the remainder was for business growth and cost reduction initiatives. Substantially all of the expenditures were for packaging equipment for the manufacture of plastic containers or related support equipment.

    Cash flows from operations for the three months ended March 31, 2001 before working capital changes was $14.5 million which together with proceeds from sale leaseback transactions of $20.3 million and additional borrowings of $14.0 million under the credit facility was utilized for $14.2 million of capital expenditures and $12.6 million of increased working capital resulting in a $17.6 million increase in cash.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company made $1.4 million in tax distributions on behalf of its member, Consolidated Container Holdings LLC, during the first three months of 2001.

    Management believes that future funds generated by operations and borrowings available under its revolving credit facility will be sufficient to meet working capital and capital expenditure requirements.

CAUTIONARY STATEMENT

    Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with intense competition in the Company's industry, (ii) the impact of governmental regulations, and (iii) risks associated with volatility in the costs of raw goods. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, a copy of which may be obtained from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the three months ended March 31, 2001. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                       CONSOLIDATED CONTAINER COMPANY LLC

                                                       By:              /s/ BRYAN J. CAREY
                                                            -----------------------------------------
                                                                          Bryan J. Carey
                                                              CHIEF FINANCIAL OFFICER AND SECRETARY
                                                                  (CHIEF ACCOUNTING OFFICER AND
                                                                     DULY AUTHORIZED OFFICER)

Dated this 14th day of May, 2001.