Form 10-Q
period 2001-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2001-08-13
CIK 1095531

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of August 13, 2001, there were 1000 shares of the registrant's member units outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC
                                     INDEX

                                                                                        PAGE
                                                                                      --------
                                PART I.  FINANCIAL INFORMATION

ITEM 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................      3

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        At December 31, 2000 and June 30, 2001......................      3

                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
                        COMPREHENSIVE INCOME
                        For the three months and six months ended June 30, 2000 and
                        2001........................................................      4

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30, 2000 and 2001.............      5

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........      6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................     10

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................     12

                                 PART II.  OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K............................     13

SIGNATURE...........................................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $    8,956    $   22,815
  Investment securities.....................................          123           117
  Accounts receivable.......................................       87,001       106,946
  Inventories...............................................       39,516        44,628
  Other current assets......................................       12,647        15,385
                                                               ----------    ----------
      Total current assets..................................      148,243       189,891
PROPERTY AND EQUIPMENT, Net.................................      314,466       294,609
INTANGIBLES AND OTHER ASSETS................................      538,916       529,860
                                                               ----------    ----------
                                                               $1,001,625    $1,014,360
                                                               ==========    ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $   69,323    $  100,080
  Accrued liabilities.......................................       35,977        33,364
  Revolving credit facility.................................       34,500        25,000
  Current portion of long-term debt.........................       22,996        26,230
                                                               ----------    ----------
      Total current liabilities.............................      162,796       184,674

LONG-TERM DEBT..............................................      530,971       519,125
OTHER LIABILITIES...........................................       29,417        28,759
MINORITY INTEREST...........................................           --            --
MEMBER'S EQUITY:
  Member's equity...........................................      279,032       282,445
  Foreign currency translation adjustment...................         (591)         (643)
                                                               ----------    ----------
      Total member's equity.................................      278,441       281,802
                                                               ----------    ----------
                                                               $1,001,625    $1,014,360
                                                               ==========    ==========

           See notes to condensed consolidated financial statements.

   CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED
                STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   ------------------------------   -------------------------------
                                                   JUNE 30, 2000   JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001
                                                   -------------   --------------   --------------   --------------
NET SALES........................................    $193,145         $211,722         $378,301         $401,424
COST OF SALES....................................     158,525          182,709          313,017          344,083
                                                     --------         --------         --------         --------
GROSS PROFIT.....................................      34,620           29,013           65,284           57,341
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE......      (8,921)         (10,260)         (18,473)         (19,567)
AMORTIZATION EXPENSE.............................      (3,495)          (3,493)          (6,989)          (6,986)
RESTRUCTURING CHARGES............................       2,238               --            2,238               --
                                                     --------         --------         --------         --------
OPERATING INCOME.................................      24,442           15,260           42,060           30,788
INTEREST EXPENSE, Net............................     (14,295)         (12,648)         (27,694)         (26,820)
OTHER EXPENSE....................................         (21)             (74)             (63)             (65)
                                                     --------         --------         --------         --------
INCOME BEFORE MINORITY INTEREST..................      10,126            2,538           14,303            3,903
MINORITY INTEREST IN LOSS OF SUBSIDIARY..........         108               --              198               --
                                                     --------         --------         --------         --------
NET INCOME.......................................      10,234            2,538           14,501            3,903
OTHER COMPREHENSIVE INCOME (LOSS)--
  Foreign currency translation adjustment........        (161)             141               29              (51)
                                                     --------         --------         --------         --------
COMPREHENSIVE INCOME.............................    $ 10,073         $  2,679         $ 14,530         $  3,852
                                                     ========         ========         ========         ========

           See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS   SIX MONTHS
                                                                ENDED        ENDED
                                                               JUNE 30,     JUNE 30,
                                                                 2000         2001
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     14,501        3,903
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Minority interest.......................................       (198)          --
    Depreciation and amortization...........................     24,561       24,871
    Changes in operating assets and liabilities.............    (21,624)       1,735
                                                               --------     --------
  Net cash provided by operations...........................   $ 17,240     $ 30,509
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (28,265)     (26,886)
  Proceeds from the sale leaseback of assets................         --       28,783
  Net change in investments.................................      5,358            6
  Tax distributions on member's behalf......................       (296)        (486)
                                                               --------     --------
      Net cash provided by (used in) investing activities...    (23,203)       1,417
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments on) revolving line of
  credit....................................................     10,000       (9,500)
  Principal payments on long-term debt......................     (4,817)      (8,567)
                                                               --------     --------
      Net cash provided by (used in) financing activities...      5,183      (18,067)
                                                               --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (780)      13,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      1,066        8,956
                                                               --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $    286     $ 22,815
                                                               ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................   $ 30,818     $ 26,823
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

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC ("the Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. The historical impact of not amortizing

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) goodwill would have been to increase net income for the six months ended
June 30, 2001 and 2000 by $6.8 million each year; however, impairment reviews may result in future periodic write-downs.

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

    The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $75 million as of June 30, 2001 and is effective through October 9, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other assets in the accompanying consolidated balance sheet. The fair value of the interest rate cap was not material as of June 30, 2001. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

    The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Company believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

3. INVENTORIES

    Inventories consist of the following at December 31, 2000 and June 30, 2001:

                                                         DECEMBER 31,   JUNE 30,
                                                             2000         2001
                                                         ------------   --------
                                                         (DOLLARS IN THOUSANDS)
Raw materials..........................................     $20,548     $25,945
Parts and supplies.....................................       2,985       3,052
Finished goods.........................................      15,983      15,631
                                                            -------     -------
                                                            $39,516     $44,628
                                                            =======     =======

4. RESTRUCTURING ACCRUALS

    In connection with the acquisition of Suiza Packaging, the Company developed a restructuring plan to pursue opportunities for cost reduction and operating synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4,616,000, which includes $1,914,000 for severance and other personnel-related costs and $2,702,000 for facility closing costs in connection with the closing of certain Suiza Packaging facilities. In the third quarter of 1999, the Company recognized a restructuring charge

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

4. RESTRUCTURING ACCRUALS (CONTINUED)
of $1,541,000 for severance and other personnel-related costs relative to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7,225,000 in connection with plans to close certain Reid manufacturing facilities. Of this charge, $611,000 represents severance and other personnel-related costs and $6,614,000 represents remaining commitments under noncancellable operating leases and other facility closing costs.

    In 1997, the Company recorded a restructuring charge representing a provision for loss on closed facilities subject to operating leases. This loss related to the closure of a manufacturing facility, warehouses and an administrative facility in Southern California and a warehouse in Northern California. These facilities were consolidated in order to make more efficient use of leased facilities.

    In connection with a 1997 acquisition, the Company accrued the estimated cost associated with a restructuring plan when accounting for the acquisition under the purchase method. The components of the restructuring charges were primarily severance costs and costs of operating leases for closed facilities. During 1998, the Company finalized its plan and purchase accounting entries.

    Reconciliation of the restructuring accruals for the six months ended June 30, 2001 was as follows:

                                                                    PURCHASE
                                                      1997         ACCOUNTING         1999
                                                  RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                                     CHARGES        ACCRUALS         CHARGES
                                                  -------------   -------------   -------------
                                                             (DOLLARS IN THOUSANDS)
SUCCESSOR
Balance at December 31, 2000....................     $3,893          $2,871          $3,258
2001 charges....................................         (7)           (342)            (50)
                                                     ------          ------          ------
Balance at June 30, 2001........................     $3,886          $2,529          $3,208
                                                     ======          ======          ======

    Items charged to the accrual were cash items.

5. NEW BORROWINGS

    The Company had new borrowings on the revolving credit facility of $38.5 million and repayments of $48.0 million for the six months ended June 30, 2001.

6. SALE AND LEASEBACK

    In the first half of 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28.8 million. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments for each of the next eight years total $4,399,000. The assets were sold at cost.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars in Thousands)

    THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,
2000

    NET SALES. Net sales for the second quarter of 2001 were $211,722, an increase of $18,577 or 9.6%, compared to $193,145 for the same period of 2000. This increase is comprised of $7.8 million of the pass through of increased resin and other ancillary material costs and a $10.8 million, or approximately 5.5% increase in net sales as a result of higher volumes and the commercialization of two of our eight significant 2001 capital projects.

    GROSS PROFIT. Gross profit for the second quarter of 2001 was $29,013, a decrease of $5,607 or 16.2%, compared to $34,620 for the same period of 2000. The decrease in gross profit was due to increased plant operating costs, including labor, utility and leasing costs. These increased costs were primarily at locations where new business is being commercialized and where activities from consolidated plants have been absorbed. To a lesser extent, gross profit was negatively impacted by delays in passing along higher resin costs to customers. In addition, gross profit in the second quarter of 2000 was approximately $3.0 million higher due to a cancellation payment, which was received from a former customer as well as a recovery on an insurance claim.

    SG&A. Selling, general and administrative (SG&A) expense for the second quarter of 2001 was $10,260, an increase of $1,339 or 15.0%, compared to $8,921 for the same period of 2000. This increase was a result of higher professional fees as well as an increase in employee benefit costs.

    AMORTIZATION EXPENSE. Amortization expense for the second quarter of 2001 was $3,493 compared to $3,495 for the same period of 2000.

    RESTRUCTURING CHARGE REVERSAL. The Company recognized a restructuring charge reversal during the second quarter of 2000. This amount represents a reduction in the remaining lease obligation of a closed manufacturing facility as a result of a sublease arrangement related to the facility.

    OPERATING INCOME. Operating income for the second quarter of 2001 was $15,260, a decrease of $9,182 or 37.6%, compared to $24,442 for the same period of 2000. The reduction in operating income was primarily due to increased costs as a result of start up costs for new business as well as higher operating costs at underperforming facilities.

    INTEREST EXPENSE, NET. Interest expense for the second quarter of 2001 was $12,648, a decrease of $1,647 or 11.5%, compared to $14,295 for the same period of 2000. This decrease was due to lower interest rates on the Company's borrowings.

    NET INCOME. Net income for second quarter of 2001 was $2,538, compared to a net income of $10,234 for the same period of 2000. This decrease of $7.7 million was due to the $9.2 million reduction in operating income partially offset by the $1.6 million decrease in net interest expense.

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    NET SALES. Net sales for the first six months of 2001 were $401,424, an increase of $23,123 or 6.1%, compared to $378,301 for the same period of 2000. Approximately $16.0 million of this increase was as a result of higher sales prices reflecting the pass through of increased resin and other ancillary material costs. The remaining increase was due to an increase of approximately 2.0% in unit volumes.

    GROSS PROFIT. Gross profit for the first six months of 2001 was $57,341, a decrease of $7,943 or 12.2%, compared to $65,284 for the same period of 2000. The decrease in gross profit was primarily due to higher operating costs including higher energy, freight, and utility costs as well as higher labor and material usage at selected operating facilities. To a lesser extent, gross profit was negatively impacted by delays in passing along higher resin costs to customers.

    SG&A. Selling, general and administrative (SG&A) expense for the first six months of 2001 was $19,567, an increase of $1,094 or 5.9%, compared to $18,473 for the same period of 2000. This increase was a result of higher professional fees as well as an increase in employee benefit costs.

    AMORTIZATION EXPENSE. Amortization expense for the first six months of 2001 was $6,986 compared to $6,989 for the same period of 2000.

    RESTRUCTURING CHARGE REVERSAL. The Company recognized a restructuring charge reversal during the second quarter of 2000. This amount represents a reduction in the remaining lease obligation of a closed manufacturing facility as a result of a sublease arrangement related to the facility.

    OPERATING INCOME. Operating income for the first six months of 2001 was $30,788, a decrease of $11,272 or 26.8%, compared to $42,060 for the same period of 2000. The reduction in operating income was primarily due to increased costs as a result of start up costs for new business as well as higher operating costs at underperforming facilities.

    INTEREST EXPENSE, NET. Interest expense for the first six months of 2001 was $26,820, a decrease of $874 or 3.2%, compared to $27,694 for the same period of 2000. This decrease was due to lower interest rates on the Company's borrowings.

    NET INCOME. Net income for first six months of 2001 was $3,903, compared to a net income of $14,501 for the same period of 2000. This decrease of $10.6 million was due to the $11.3 million reduction in operating income partially offset by the $0.9 million decrease in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of cash are for capital expenditures, working capital, debt service and acquisitions. Funds for these purposes are primarily generated from operations and borrowing under the Company's Senior Credit Facilities. During the first six months of 2001 the Company had a net repayment of $9.5 million under the revolving credit facility and had outstanding borrowings of $25.0 million at June 30, 2001. The Company had available to it unused borrowing capacity of $110.1 million as of June 30, 2001. The revolving credit facility contains certain restrictive covenants. As of June 30, 2001 the Company was in compliance with all covenants.

    The Company had capital expenditures of $26.9 million in the first six months of 2001, of which $2.5 million was for maintenance and replacement and the remainder was for business growth and cost reduction initiatives. Substantially all of the expenditures were for packaging equipment for the manufacture of plastic containers or related support equipment.

    Net cash provided by operations increased to $30,509 in the six months ended June 30, 2001 from $17,240 in the six months ended June 30, 2000. This increase occurred as improved working capital management including increased inventory turns and improved payables terms more than offset the reduction in net income. For the six months ended June 30, 2001 net cash provided by investing activities was $1,417 largely as a result of proceeds from the sale leaseback of assets of $28,783. This compares with net cash used in investing activities of $23,203 for the six months ended June 30, 2000. The net cash provided by operations and investing activities was utilized to repay $18,067 of debt and to increase cash and cash equivalents by $13,859.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company made $0.5 million in tax distributions on behalf of its member, Consolidated Container Holdings LLC, during the first six months of 2001.

    Management believes that future funds generated by operations and borrowings available under its revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for the next year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's market risk during the six months ended June 30, 2001. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated August 2, 2001 reporting a press release issued on the same date regarding a change in Company management.

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

Dated this 13th day of August, 2001.