Form 10-Q
period 2001-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2001-11-14
CIK 1095531

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of November 14, 2001, there were 1,000 shares of the registrant's member units outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONSOLIDATED CONTAINER COMPANY LLC
                                     INDEX

                                                                PAGE
                                                              --------
                    PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........      3

    CONDENSED CONSOLIDATED BALANCE SHEETS
      At December 31, 2000 and September 30, 2001...........      3

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
     COMPREHENSIVE INCOME
      For the three months and nine months ended September
       30, 2000 and 2001....................................      4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 2000 and
       2001.................................................      5

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF       OPERATIONS.................      9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     13

                      PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     14

SIGNATURE...................................................     15

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $    8,956     $   29,747
  Investment securities.....................................          123            116
  Accounts receivable (net of allowance for doubtful
    accounts of $8,732 and $7,954)..........................       87,001         98,966
  Inventories...............................................       39,516         39,977
  Other current assets......................................       12,647         13,599
                                                               ----------     ----------
    Total current assets....................................      148,243        182,405
PROPERTY AND EQUIPMENT, Net.................................      314,466        296,878
INTANGIBLES AND OTHER ASSETS................................      538,916        525,241
                                                               ----------     ----------
                                                               $1,001,625     $1,004,524
                                                               ==========     ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $   69,323     $   92,290
  Accrued liabilities.......................................       35,977         41,794
  Revolving credit facility.................................       34,500         36,500
  Current portion of long-term debt.........................       22,996         27,667
                                                               ----------     ----------
    Total current liabilities...............................      162,796        198,251
LONG-TERM DEBT..............................................      530,971        511,670
OTHER LIABILITIES...........................................       29,417         29,162
MINORITY INTEREST...........................................           --             --
MEMBER'S EQUITY:
  Member's equity...........................................      279,032        266,271
  Foreign currency translation adjustment...................         (591)          (830)
                                                               ----------     ----------
    Total member's equity...................................      278,441        265,441
                                                               ----------     ----------
                                                               $1,001,625     $1,004,524
                                                               ==========     ==========

See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2000            2001            2000            2001
                                                 -------------   -------------   -------------   -------------
NET SALES......................................    $197,309        $203,397        $575,610        $604,821

COST OF SALES..................................     163,750         183,949         476,767         528,032
                                                   --------        --------        --------        --------

GROSS PROFIT...................................      33,559          19,448          98,843          76,789

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE....      (8,698)        (10,302)        (27,234)        (29,901)

AMORTIZATION EXPENSE...........................      (3,549)         (3,494)        (10,538)        (10,480)

RESTRUCTURING CHARGE...........................          --          (3,778)          2,238          (3,778)

CONTRACT DISPUTE SETTLEMENT & OTHER............          --          (6,926)             --          (6,926)
                                                   --------        --------        --------        --------

OPERATING INCOME (LOSS)........................      21,312          (5,052)         63,309          25,704

INTEREST EXPENSE, Net..........................     (15,140)        (11,353)        (42,834)        (38,173)

OTHER INCOME (EXPENSE).........................          --              --              --             (33)
                                                   --------        --------        --------        --------

INCOME (LOSS) BEFORE MINORITY INTEREST.........       6,172         (16,405)         20,475         (12,502)

MINORITY INTEREST IN LOSS OF SUBSIDIARY........         464              --             662              --
                                                   --------        --------        --------        --------

NET INCOME (LOSS)..............................       6,636         (16,405)         21,137         (12,502)

OTHER COMPREHENSIVE INCOME (LOSS)--

  Foreign currency translation adjustment......         (35)           (187)             (6)           (238)
                                                   --------        --------        --------        --------

COMPREHENSIVE INCOME (LOSS)....................    $  6,601        $(16,592)       $ 21,131        $(12,740)
                                                   ========        ========        ========        ========

See notes to condensed consolidated financial statements.

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS          NINE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 2001
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................       $ 21,137             $(12,502)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Minority interest.......................................           (663)                  --
    Depreciation and amortization...........................         35,824               37,249
    Stock based compensation expense........................             --                  279
    Changes in operating assets and liabilities.............        (27,902)              18,178
                                                                   --------             --------
  Net cash flows from operating activities..................         28,396               43,204
                                                                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................        (44,792)             (38,043)
  Proceeds from the disposal of assets......................          3,526                    6
  Proceeds from the sale leaseback of assets................             --               28,783
  Net change in investments.................................          5,360                    7
  Tax distributions on member's behalf......................           (882)                (536)
                                                                   --------             --------
    Net cash flows from investing activities................        (36,788)              (9,783)
                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit................         17,000                2,000
  Principal payments on long-term debt......................         (9,107)             (14,630)
                                                                   --------             --------
    Net cash flows from financing activities................          7,893              (12,630)
                                                                   --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........           (499)              20,791
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............          1,066                8,956
                                                                   --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................       $    567             $ 29,747
                                                                   ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................       $ 48,236             $ 42,039
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

              CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC ("the Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

    In addition, in August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations, goodwill and other intangibles.

SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. The historical impact of not amortizing goodwill would have been to increase net income for the nine months ended September 30, 2001 and 2000 by $10.2 million each year. However, impairment reviews may result in future periodic write-downs.

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

    The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $75 million as of September 30, 2001 and is effective through October 9, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other assets in the accompanying consolidated balance sheet. The fair value of the interest rate cap was not material as of September 30, 2001. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

    The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. The Company believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

3.  INVENTORIES

    Inventories consist of the following at December 31, 2000 and September 30, 2001:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2000           2001
                                                      ------------   -------------
                                                         (DOLLARS IN THOUSANDS)
Raw materials.......................................     $20,548        $21,943
Parts and supplies..................................       2,985          2,930
Finished goods......................................      15,983         15,104
                                                         -------        -------
                                                         $39,516        $39,977
                                                         =======        =======

4.  RESTRUCTURING ACCRUALS

    In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The $3.8 million restructuring charges include severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location.

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

    Reconciliation of the restructuring accruals for the nine months ended September 30, 2001 was as follows:

                                                PURCHASE
                                  1997         ACCOUNTING         1999            2001
                              RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   RESTRUCTURING
                                 CHARGES        ACCRUALS         CHARGES         CHARGES
                              -------------   -------------   -------------   -------------
                                                 (DOLLARS IN THOUSANDS)
Balance at December 31,
  2000......................     $3,893          $2,871          $3,258          $   --
2001 accruals...............         --              --              --           3,499
2001 charges................        (44)           (497)            (27)            (50)
                                 ------          ------          ------          ------
Balance at September 30,
  2001......................     $3,849          $2,374          $3,231          $3,449
                                 ======          ======          ======          ======

    Items charged to the accrual were cash items.

5.  CONTRACT DISPUTE SETTLEMENT & OTHER

    During the third quarter, the Company recognized $6.9 million of unusual items. Of this charge, $5.0 million related to the settlement of a contract dispute with a major customer and $1.0 million related to other customer claims. The remaining charge included relocation costs of the corporate headquarters.

6.  NEW BORROWINGS

    The Company had net borrowings on the revolving credit facility of $2.0 million for the nine months ended September 30, 2001.

7.  REVOLVING CREDIT FACILITY AND DEBT

    At September 30, 2001, The Notes and the Facility consisted of borrowings in the amounts of $185.0 million and $389.9 million, respectively. The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the company's and its subsidiaries assets, subject to certain conditions; and to enter into transactions with affiliates. The

Facility also requires the company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. In addition, the notes and Facility restrict the Company's ability to pay dividends. As of September 30, 2001, the Company was not in compliance with these covenants. The facility was amended in order to provide a waiver from the bank for the covenant violations as of September 30, 2001 through February 15, 2002. In addition, the company agreed to reduce the revolving credit facilities by $25 million to $110 million and to restrict outstandings under the revolver to no more than $80 million during the waiver period.

8.  SALE AND LEASEBACK

    In the first half of 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28.8 million. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments for each of the next eight years total $4,399,000. The assets were sold at cost. No additional sale-leaseback transactions occurred in the third quarter of 2001.

9.  GUARANTOR FINANCIAL STATEMENTS

    Separate financial statements of the Subsidiary Guarantors are not included herewith as management has determined that such information is not material to investors because (i) the Subsidiary Guarantors constitute substantially all of the Company's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and(ii) the Company is a holding company with no assets, operations, or cash flow separate from its investment in the Subsidiary Guarantors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars in Thousands)

    THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 2000

    NET SALES. Net sales for the third quarter of 2001 were $203,397, an increase of $6,088 or 3.1%, compared to $197,309 for the same period of 2000. This increase is primarily a result of a 5.3% increase in volumes including the commercialization of six of our nine significant 2001 capital projects, four of which came on line in the third quarter, as well as an increase of $2.2 million related to the pass through of ancillary material costs. These amounts were partially offset by the effect of decreased resin costs and by a charge of $3,000 for customer claims including quality and service claims as well as adjustments to historical pricing under a customer contract.

    GROSS PROFIT. Gross profit for the third quarter of 2001 was $19,448, a decrease of $14,111 or 42.0%, compared to $33,559 for the same period of 2000. In addition to the $3,000 customer claim, the decrease in gross profit was due to increased plant operating costs, including labor, utility and leasing costs. These increased costs were primarily at locations where new business is being commercialized and where activities from consolidated plants have been absorbed. In addition, as a result of the commercialization of new capital projects the company experienced higher levels of scrap materials and labor costs in the facilities which are producing the new business.

    SG&A. Selling, general and administrative (SG&A) expense for the third quarter of 2001 was $10,302, an increase of $1,604 or 18.4%, compared to $8,698 for the same period of 2000. This increase was a result of higher professional fees and employee costs in order to support the efforts to improve the company's operating effectiveness particularly in facilities supporting the new capital projects.

    AMORTIZATION EXPENSE. Amortization expense for the third quarter of 2001 was $3,494 compared to $3,549 for the same period of 2000.

    RESTRUCTURING CHARGE. The Company recognized a restructuring charge of $3,778 in the third quarter of 2001. This related to the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership.

    CONTRACT DISPUTE SETTLEMENT & OTHER. During the third quarter, the Company recognized $6,926 of unusual items. Of this charge, $5,000 related to the settlement of a contract dispute with a major customer and $1,000 related to other customer claims. The remaining charge included relocation costs of the corporate headquarters.

    OPERATING INCOME (LOSS). The Company experienced an operating loss for the third quarter of 2001 of $5,052, a decrease of $26,364 or 123.7%, compared to operating income of $21,312 for the same period of 2000. The reduction in operating income was primarily due to the restructuring and other unusual items, as well as increased costs as a result of start up of new business and higher operating costs at underperforming facilities.

    INTEREST EXPENSE, NET. Interest expense for the third quarter of 2001 was $11,353, a decrease of $3,787 or 25.0%, compared to $15,140 for the same period of 2000. This decrease was due to lower interest rates on the company's borrowings as well as the reduction in borrowings during the period.

    NET INCOME (LOSS). Net loss for third quarter of 2001 was $16,405, compared to a net income $6,636 for the same period of 2000. This decrease of $23,041 was due to the $26,364 reduction in operating income partially offset by the $3,787 decrease in interest expense.

    NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 2000

    NET SALES. Net sales for the first nine months of 2001 were $604,821, an increase of $29,211 or 5.1%, compared to $575,610 for the same period of 2000. Approximately $15.5 million of this increase was as a result of higher sales prices reflecting the pass through of increased resin and other ancillary material costs. The remaining increase was due to an increase of approximately 3.7% in unit volumes partially due to the effect of the commercialization of six of our nine significant 2001 capital projects during the first nine months of 2001. These amounts were offset by a charge of $3,000 for customer claims including quality and service claims as well as adjustments to historical pricing under a customer contract.

    GROSS PROFIT. Gross profit for the first nine months of 2001 was $76,789, a decrease of $22,054 or 22.3%, compared to $98,843 for the same period of 2000. In addition to the $3,000 customer claim, the decrease in gross profit was primarily due to higher operating costs including higher energy, freight, and utility costs as well as higher labor and material usage at selected operating facilities. In addition, as a result of the commercialization of new capital projects the company experienced higher levels of scrap materials and labor costs in the facilities which are producing the new business particularly in the third quarter.

    SG&A. Selling, general and administrative (SG&A) expense for the first nine months of 2001 was $29,901, an increase of $2,667 or 9.8%, compared to $27,234 for the same period of 2000. This increase was a result of higher professional fees and employee costs in order to support the efforts to improve the company's operating effectiveness particularly in facilities supporting the new capital projects.

    AMORTIZATION EXPENSE. Amortization expense for the first nine months of 2001 was $10,480 compared to $10,538 for the same period of 2000.

    RESTRUCTURING CHARGE. The Company recognized a restructuring charge of $3,778 in the third quarter of 2001. This related to the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The Company recognized a restructuring charge reversal during the third quarter of 2000. This amount represents a reduction in the remaining lease obligation of a closed manufacturing facility as a result of a sublease arrangement related to the facility.

    CONTRACT DISPUTE SETTLEMENT & OTHER. During the third quarter, the Company recognized $6,926 of unusual items. Of this charge, $5,000 related to the settlement of a contract dispute with a major customer and $1,000 related to other customer claims. The remaining charge included relocation costs of the corporate headquarters.

    OPERATING INCOME. Operating Income for the first nine months of 2001 was $25,704, a decrease of $37,605 or 59.4%, compared to $63,309 for the same period of 2000. The reduction in operating income was primarily due to the restructuring and other unusual items, as well as increased costs as a result of start up of new business and higher operating costs at underperforming facilities.

    INTEREST EXPENSE, NET. Interest expense for the first nine months of 2001 was $38,173, a decrease of $4,661 or 10.9%, compared to $42,834 for the same period of 2000. This decrease was due to lower interest rates on the Company's borrowings as well as the reduction in borrowings during the period.

    NET INCOME (LOSS). The Company experienced a net loss for first nine months of 2001 of $12,502, compared to a net income of $21,137 for the same period of 2000. This decrease of $33,639 was due to the $37,605 reduction in operating income partially offset by the $4,661 decrease in Interest Expense, net.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of cash are for capital expenditures, working capital, debt service and acquisitions. Funds for these purposes are primarily generated from operations and borrowing under the Company's Senior Credit Facilities. During the first nine months of 2001 the Company had a net borrowing of $2.0 million under the revolving credit facility and had outstanding borrowings of $36.5 million at September 30, 2001. The revolving credit facility contains certain restrictive covenants. As of September 30, 2001, the Company was not in compliance with these covenants. The facility was amended in order to provide a waiver from the bank for the covenant violations as of September 30, 2001 through February 15, 2002. In addition, the company agreed to reduce the revolving credit facilities by $25 million to $110 million and to restrict outstandings under the revolver to no more than $80 million during the waiver period. Considering the new restrictions, the Company had available to it unused borrowing capacity of $29.2 million as of September 30, 2001.

    The Company had capital expenditures of $38.0 million in the first nine months of 2001, of which $5.3 million was for upgrade and replacement and the remainder was for business growth and cost reduction initiatives. Substantially all of the expenditures were for packaging equipment for the manufacture of plastic containers or related support equipment.

    Net cash provided by operations increased to $43,204 in the nine months ended September 30, 2001 from $28,396 in the nine months ended September 30, 2000. This increase occurred as improved working capital management including increased inventory turns and improved payables terms more than offset the reduction in net income. For the nine months ended September 30, 2001 net cash used by investing activities was $9,783 largely as a result of capital expenditures in excess of proceeds from the sale leaseback of assets of $28,783. This compares with net cash used in investing activities of $36,788 for the nine months ended September 30, 2000. The net cash provided by operations was utilized to repay $12,630 of debt and to increase cash and cash equivalents by $20,791.

    The Company is required to make tax distributions to holders of member units for reimbursement of tax obligations. The Company made $0.5 million in tax distributions on behalf of its member, Consolidated Container Holdings LLC, during the first nine months of 2001.

    Management believes that future funds generated by operations and borrowings available under its revolving credit facility will be sufficient to meet working capital and capital expenditure requirements for the next year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

    In addition, in August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. The historical impact of not amortizing goodwill would have been to increase net income for the nine months ended September 30, 2001 and 2000 by $10.2 million each year. However, impairment reviews may result in future periodic write-downs.

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

    The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $75 million as of September 30, 2001 and is effective through October 9, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other assets in the accompanying consolidated balance sheet. The fair value of the interest rate cap was not material as of September 30, 2001. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the nine months ended September 30, 2001. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

    (b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated August 2, 2001 reporting a press release issued on the same date regarding the appointment of Steve Macadam as president and Chief Executive Officer.

    The Company filed a report on Form 8-K dated November 2, 2001 reporting a press release issued on the same date regarding the Company's failure to meet its financial covenants on the Senior Credit Facilities.

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

Dated this 14th day of November, 2001.