Form 10-K405
period 2001-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2002-03-29
CIK 1095531

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to

Commission File Number: 333-88157

CONSOLIDATED CONTAINER COMPANY LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2825338 (I.R.S. Employer Identification No.)
3101 Towercreek Parkway, Suite 300, Atlanta Georgia (Address of principal executive offices)	30339 (Zip Code)

(678) 742-4600
(Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        None of the registrant's member units were held by nonaffiliates as of March 29, 2002.

        The number of member units outstanding as of March 29, 2002 is 1,000.

TABLE OF CONTENTS

PART I
ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders
PART II
ITEM 5.	Market for the Registrant's Common Equity and Related Stockholder Matters.
ITEM 6.	Selected Historical Financial Data of Consolidated Container Company LLC, Successor to Reid Plastics, Inc.
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Container Company LLC, Successor to Reid Plastics, Inc.
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10.	Members of the Management Committee and Executive Officers
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
ITEM 13.	Certain Relationships and Related Party Transactions
PART IV
ITEM 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Index to Financial Statements

PART I

ITEM 1: BUSINESS

BACKGROUND

        On July 2, 1999, substantially all of the United States plastic packaging assets formerly held by Franklin Plastics Inc. and Plastics Containers Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company, and the plastic packaging assets of Reid Plastics Inc. were contributed and merged into Consolidated Container Company LLC, a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as the Transactions, Consolidated Container Company and our wholly owned subsidiary, Consolidated Container Capital Inc., issued 10 1/8% senior subordinated notes due 2009 in an aggregate principal amount of $185.0 million, and we borrowed debt under a senior credit facility, described herein.

        Consolidated Container Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company.

OVERVIEW

        Consolidated Container Company is a leading domestic developer, manufacturer and marketer of rigid plastic containers for many of the world's largest branded consumer products and beverage companies. In 2001, we sold over 6.4 billion containers to the dairy, water, other beverage, food, household chemical, personal care, automotive, agricultural and industrial chemical sectors. Our container product line ranges in size from two ounce to six gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene or HDPE, polycarbonate or PC, polypropylene or PP, polyethylene terephthalate or PET and polyvinyl chloride or PVC.

        We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 64 strategically located manufacturing facilities and through a research, development and engineering center. In addition, we have four international manufacturing facilities in Canada, Mexico and Puerto Rico. Twenty-five of our manufacturing facilities are located on-site at our customers' plants. On-site facilities enable us to work more closely with our customers to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs, and to foster the development of long-term manufacturing and distribution relationships. Our research, development and engineering center creates innovative product designs for our customers and process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

PRODUCTS

        Below are our seven principal product categories:

        Dairy.    We manufacture one gallon and one-half gallon HDPE bottles and similar products, which we sell primarily to dairies for sale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and "sleeved" milk bottles. Our dairy related products generated approximately 24.6% of net sales for the year ended December 31, 2001.

        Water.    We manufacture one gallon and ten quart HDPE bottles and similar products, which we sell primarily to water producers for sale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water related products generated approximately 17.5% of net sales for the year ended December 31, 2001.

        Other Beverage.    We manufacture a wide variety of containers for other beverage products using HDPE and PET, including high value-added technically advanced containers for products such as fruit juices and fruit drinks. We manufacture a wide array of products in this sector, ranging from six to 128 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE containers for fruit juice. These products generated approximately 14.1% of net sales for the year ended December 31, 2001.

        Food.    We manufacture a wide range of food containers using HDPE, PP and PET for a variety of food products, such as ketchup, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable ketchup bottles, high-gloss salsa containers and retortable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula and other products. Our food related products generated approximately 11.8% of net sales for the year ended December 31, 2001.

        Household Chemicals & Personal Care.    Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made from HDPE and PVC, are used for shampoos, conditioners and other personal care products. Our household chemicals and personal care related products generated approximately 15.6% of net sales for the year ended December 31, 2001.

        Automotive.    We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield wash solvent. Our automotive related products generated approximately 7.8% of net sales for the year ended December 31, 2001.

        Agricultural, Industrial & Other.    We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our other products in this category include containers for medical and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other related products generated approximately 8.6% of net sales for the year ended December 31, 2001.

CUSTOMERS

        Our customers include many of the major branded consumer products companies, bottled water companies, national juice producers, large food concerns, regional dairies, and chemical and automotive product manufacturers. For the years ended December 31, 2001 and 2000, net sales attributable to our largest customer, The Proctor & Gamble Company, accounted for approximately 16% and 12%, respectively.

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

COMPETITION

        We face substantial competition throughout our product lines from a number of well-established businesses operating nationally, as well as from firms operating regionally. Our primary national competitors include American National Can, Crown Cork & Seal, Graham Packaging, Liquid Container, Liqui-Box, Owens-Illinois, Plastipak and Silgan. Several of these competitors are larger and have greater financial and other resources than we do. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as those of Perrier Group of America, Kroger and Dean Foods.

        We believe our long-term success is largely dependent on our ability to continue to attract new customers, maintain strong relationships with current customers, develop product innovations, improve our production technology, offer our customers competitively priced products that meet their design and performance criteria, provide superior service to our customers, and reduce our cost structure.

MARKETING

        Substantially all of our sales are made through the direct efforts of our sales personnel. We conduct sales activities from our corporate headquarters in Atlanta, Georgia, and from various field sales offices located throughout the geographic territories in which we operate. In addition to our other sales and marketing efforts, we provide our customers with technical support and 24-hour, seven-days-a-week, year-round customer service.

RESEARCH, DEVELOPMENT AND ENGINEERING

        Research, development and engineering constitute an important part of our business. We undertake these efforts at our research, development and engineering center in Elk Grove, Illinois. We believe that the research, development and engineering center makes us a leader in the innovation and design of new products, product enhancements and manufacturing technologies and processes and thereby allows us to forge closer relationships with our customers.

        We spent approximately $7.1 million and $7.4 million on research, development and engineering for the years ended December 31, 2001 and 2000, respectively. We believe that continuing product and manufacturing innovations are important to meeting customers' needs and lowering unit cost, thus permitting us to remain competitive in the plastic container market.

INTELLECTUAL PROPERTY

        We have developed and continue to develop a number of trademarks and patents for use in our business. In addition, we also hold licenses for the use of several registered trademarks from third parties. Because our trademarks, brand names and patented packaging designs create goodwill and result in product differentiation, we believe these assets are important to our business. Although we hold various trademarks and patents, we believe our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing patents, and when appropriate, confidentiality agreements with our customers and employees. Although we cannot be assured that our competitors will not discover comparable or identical knowledge and techniques through independent development or by other legal means, we believe that our business, as a whole, is not dependent on these matters.

MANUFACTURING AND DISTRIBUTION

        Manufacturing.    At December 31, 2001, we operated over 600 blow molding production lines and eleven injection molding machines (which are used to produce closures, crates, overcaps, valves and preforms).

        Blow molding is the technique used to convert plastic into bottles and containers by either extrusion or stretch blow molding, depending on the desired container attributes. In the extrusion blow molding production process, resin pellets are blended with colorants or other necessary additives and fed into an extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds are mounted to capture the parisons as they leave the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. Extrusion blow molding can be used to process many different resin types. By contrast, stretch blow molding is either a one-stage or a two-stage process by which a test-tube shaped preform is injection-molded and then heated, stretched and filled with compressed air to fill the mold and form the bottle. This process provides enhanced physical clarity and gas barrier properties and is generally used for PET bottles but can also be used for PP bottles. This technique can be adapted for either low volume production runs of specialty containers, such as wide-mouthed jars, or high volume runs of commodity containers.

        We were among the first to develop and use wheel manufacturing technology. Our wheels operate at high speeds and efficiently manufacture containers with one or more special features, such as multiple layers, in-mold labeling and fluorination. In most cases, we are actively involved with our customers in the design and manufacture of new packaging features, including custom wheel molds.

        Twenty-five of our manufacturing facilities are located on-site at customer plants. On-site plants enable us to work more closely with customers to facilitate just-in-time inventory management, generate significant savings opportunities through process re-engineering, eliminate costly packing, shipping and handling charges, reduce working capital, and foster the development of long-term customer relationships.

        We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent an aggregate of approximately $44.1 million and $68.2 million, in 2001 and 2000, respectively, on capital expenditures. We estimate that the capital expenditure required to maintain our current facilities will be approximately $10.0 million annually. Additional capital expenditures beyond this amount will be required should we choose to expand capacity or implement significant additional cost saving programs.

        Distribution.    At our 39 stand-alone domestic plants, we ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At our 25 on-site plants, our operations are usually integrated with the customer's manufacturing operations so that we can make deliveries, as needed, directly to the customer's conveyor lines. A number of the on-site locations sell products to outside customers as well.

RAW MATERIALS

        Our principal raw materials include HDPE, PC, PP, PET and PVC resins, although we use other materials in our manufacturing operations, such as ethyl vinyl alcohol, resin colorant, corrugated boxes, shipping materials, pallets, labels and inks. Generally, we obtain raw materials from several sources in order to ensure an economical, adequate and timely supply, and we are not dependent on any single supplier for any of these materials. Although we believe our access to raw materials is generally reliable, there can be no assurances that we will have an uninterrupted supply of raw materials at competitive prices. While our net sales are affected by fluctuations in resin prices, our gross profit over time is generally unaffected by these changes because industry practice and our contractual arrangements with certain of our customers permit or require us to pass through these increased costs. We may not, however, always be able to pass through these changes in raw material costs in a timely manner, or at all due to competitive pressures. Based on management's view of the relationship with our raw material suppliers, we believe that adequate quantities of key raw materials will be available to fulfill our needs.

SEASONALITY

        Our shipment volume of containers for bottled water, and our employment of temporary/seasonal workers, is typically higher in the second and third quarters principally due to the seasonal nature of the bottled water industry, in which demand is stronger between May and September. Consequently, we normally build inventory of our water products during the first quarter in anticipation of this demand.

To a lesser extent, our shipment volume of containers for milk and other beverage products follow the same seasonal pattern.

EMPLOYEES

        At December 31, 2001, we employed approximately 4,650 people. Approximately 1,300 of these employees were hourly workers covered by collective bargaining agreements, which expire between April 30, 2002 and 2005. Given the seasonality of the bottled water industry, we expect to continue to employ full-time, temporary, and seasonal workers during the peak production months of May through September. Neither our predecessor companies nor we have had any material labor disputes in the past five years and we consider our relations with employees to be good.

ENVIRONMENTAL MATTERS

        In the United States and in the other countries in which we operate, we are subject to national, state, provincial and/or local environmental, health and safety laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, storage, treatment, disposal, and management of, many kinds of substances, materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of solid and hazardous substances and materials. Environmental laws and regulations can be complex and change often and we cannot reliably predict the effect which future changes in environmental laws and regulations in the United States and in other countries in which we operate could have on us. Compliance with these laws and regulations can require significant capital and other expenditures, and violations may result in substantial damages, fines and penalties. In addition, environmental laws in the United States, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose liability on several grounds for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damages to natural resources, at a wide range of properties. For example, contamination at properties formerly owned or operated by us, as well as at properties we currently own or operate, and properties to which hazardous substances were sent by us, may result in liability for us under these environmental laws and regulations. As a manufacturer, we also have an inherent risk of liability under environmental laws and regulations regarding ongoing operations. Many of these manufacturing processes also require expenditures in order to comply with health and safety laws such as the Occupational Safety and Health Administration regulations with respect to potential employee exposure.

        In addition, a number of governmental authorities in the United States and in other countries have considered or are expected to consider legislation aimed at reducing the amount of disposed plastic waste. These programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. This legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic waste, could reduce the demand for some plastic packaging, result in greater costs for plastic packaging manufacturers, or otherwise impact our business. Some consumer products companies (including some of our customers) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic.

        Although compliance with environmental laws and regulations requires ongoing expenditures and clean-up activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2001 and are not expected to be material in 2002. We believe we are in material compliance with all applicable national, state, provincial and local environmental laws and regulations. We are currently not engaged in any clean-up activities required by governmental regulatory authorities under environmental laws and regulations.

GEOGRAPHIC AREAS

        Our revenues are principally generated in the United States. Operations outside the United States have no single foreign country or geographic region being significant to the consolidated operations. Foreign net sales were approximately $37.0 and $34.6 million, respectively in 2001 and 2000. Net sales are attributed to countries based on location of the customer. Our long-lived assets located outside of the United States are not significant.

ITEM 2: PROPERTIES

        We use various owned and leased properties located throughout the United States, Canada, Mexico and Puerto Rico for our manufacturing plants, corporate headquarters, warehouses, technical center and sales offices. At December 31, 2001, we had 68 manufacturing plants, 14 of which we owned and 54 of which we leased.

        The table below lists the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order), along with related information, in each case as of December 31, 2001.

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
Northeast
Monroe, Connecticut	1,000	Leased	Sales Office
New Britain, Connecticut	5,500	Leased	Manufacturing	X
Windsor, Connecticut	58,000	Leased	Manufacturing
Poland Springs, Maine	13,000	Leased	Manufacturing	X
Franklin, Massachusetts	55,000	Leased	Manufacturing
Franklin, Massachusetts	24,300	Leased	Manufacturing	X
Lynn, Massachusetts	12,000	Leased	Manufacturing	X
Marlborough, Massachusetts	4,600	Leased	Manufacturing	X
Hampstead, New Hampshire	42,000	Owned	Manufacturing
Burlington, New Jersey	6,500	Leased	Manufacturing	X
Cranbury, New Jersey	62,000	Owned	Manufacturing
Elizabeth, New Jersey	40,000	Owned	Manufacturing
Batavia, New York	21,700	Leased	Manufacturing
Rensselaer, New York	4,500	Leased	Manufacturing	X
Rochester, New York	65,000	Owned	Manufacturing
Allentown, Pennsylvania	80,000	Leased	Manufacturing
Berwick, Pennsylvania	197,000	Owned	Manufacturing
Brenigsville, Pennsylvania	8,500	Leased	Manufacturing	X
Lancaster, Pennsylvania	18,100	Leased	Manufacturing	X
Leetsdale, Pennsylvania	42,000	Leased	Manufacturing
New Castle, Pennsylvania	92,000	Owned	Manufacturing
Oil City, Pennsylvania	96,000	Owned	Manufacturing
Penn Township Kelton, Pennsylvania	36,400	Leased	Manufacturing
Verona, Pennsylvania	90,200	Leased	Manufacturing
York, Pennsylvania	30,900	Leased	Manufacturing
Mid-Atlantic
Baltimore, Maryland	151,000	Owned	Manufacturing
Newell, West Virginia	50,000	Leased	Manufacturing	X

Southeast
Lakeland, Florida	218,000	Leased	Manufacturing
St. Petersburg, Florida	2,500	Leased	Manufacturing	X
Tampa, Florida	22,500	Leased	Manufacturing
Zephyr Hills, Florida	7,400	Leased	Manufacturing	X
Atlanta, Georgia	85,000	Leased	Manufacturing
Atlanta, Georgia	16,000	Leased	Corporate Office
McDonough, Georgia	4,000	Leased	Manufacturing	X
Greensboro, North Carolina	30,000	Leased	Manufacturing
Mechanicsville, Virginia	11,000	Leased	Manufacturing	X
South
Demopolis, Alabama	44,000	Owned	Warehouse
Demopolis, Alabama	98,000	Owned	Manufacturing
West Memphis, Arkansas	67,000	Leased	Manufacturing
Louisville, Kentucky	4,000	Owned	Manufacturing
Kentwood, Louisiana	10,000	Leased	Manufacturing	X
Memphis, Tennessee	42,000	Leased	Manufacturing
Conroe, Texas	3,000	Leased	Manufacturing	X
Dallas, Texas (2 facilities)	31,000	Leased	Manufacturing	X
Fort Worth, Texas	8,000	Leased	Manufacturing	X
Houston, Texas	80,000	Leased	Manufacturing
Katy, Texas	10,000	Leased	Manufacturing	X
Sherman, Texas	110,000	Leased	Manufacturing
Mid-West
DuPage, Illinois	104,000	Leased	Manufacturing
Elk Grove, Illinois	183,000	Leased	Manufacturing
Elk Grove, Illinois	79,000	Leased	RD&E Center
Harvard, Illinois	126,300	Leased	Manufacturing
Hutchinson, Kansas	2,000	Leased	Manufacturing	X
Lenexa, Kansas	173,000	Leased	Manufacturing
Omaha, Nebraska	11,500	Leased	Accounting Center
Cincinnati, Ohio	1,000	Leased	Sales Office
Columbus, Ohio	8,600	Leased	Manufacturing	X
Springdale, Ohio	130,000	Leased	Manufacturing

West
Phoenix, Arizona	59,760	Leased	Manufacturing
Phoenix, Arizona	44,000	Owned	Warehouse
Anaheim, California	59,000	Leased	Manufacturing
City of Industry (Railroad), California	22,000	Leased	Manufacturing	X
City of Industry (Samuelson), California	135,100	Leased	Manufacturing
Ontario, California	40,000	Leased	Manufacturing	X
Riverside, California	17,000	Leased	Manufacturing	X
Santa Ana, California	103,000	Owned	Manufacturing
Tracy, California	160,000	Owned	Manufacturing
Union City, California	15,000	Leased	Manufacturing	X
Westminister, California	11,100	Leased	Manufacturing
Tukwila, Washington	50,700	Leased	Manufacturing
Vancouver, Washington	43,800	Owned	Manufacturing
Vancouver, Washington	35,000	Leased	Warehouse
Canada
Richmond, British Columbia	35,203	Leased	Manufacturing
Mississauga, Ontario	34,800	Leased	Manufacturing
Mexico
Mexico City	24,300	Leased	Manufacturing
Puerto Rico
Caguas	47,000	Owned	Manufacturing

ITEM 3: LEGAL PROCEEDINGS

        We are a party to various litigation matters arising in the ordinary course of our business. We cannot estimate with certainty the ultimate legal and financial liability with respect to this litigation but believe, based on our examination of these matters, experience to date, and discussions with counsel, that any ultimate liability will not be material to our financial position, results of operations, or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for our member units, and as of March 15, 2002, there was one holder of record, Consolidated Container Holdings. For a list of certain holders of the member units of Consolidated Container Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this Annual Report on Form 10-K.

        We are required to make tax distributions to holders of member units for reimbursement of tax obligations. There have been no distributions to our sole member, Consolidated Container Holdings, during the year ended December 31, 2001. The indenture, as described below, under which the Consolidated Container Company and Consolidated Container Capital issued their notes, as well as the senior credit facility of Consolidated Container Company, contains restrictions on our ability to pay dividends to Consolidated Container Holdings.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA OF CONSOLIDATED CONTAINER COMPANY LLC, SUCCESSOR TO REID PLASTICS, INC.

        The following table presents selected historical financial data for the years ended December 31, 2001 and 2000, and for the period July 2, 1999, through December 31, 1999, of Consolidated Container Company, successor to Reid Plastics. The following table also presents selected financial data of Reid Plastics for the period January 1, 1997, to October 14, 1997, preceding the acquisition of Reid Plastics Holdings, the parent of Reid Plastics, by affiliates of Vestar Capital Partners III, L.P., on October 15, 1997. The table also presents selected historical post-acquisition financial data for the period October 15, 1997, to December 31, 1997, the year ended December 31, 1998, and the period January 1, 1999 through July 1, 1999.

        The selected historical consolidated financial data have been derived from and should be read in conjunction with the audited consolidated financial statements of Consolidated Container Company, successor to Reid Plastics, the notes to the financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Container Company LLC, successor to Reid Plastics, Inc.," included elsewhere in this report.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(AMOUNTS IN MILLIONS)

	Predeccessor				Successor
	Pre-Acquisition	Post-Acquisition
	Period from January 1, 1997 through October 14, 1997	Period from October 15, 1997 through December 31, 1997	Year Ended December 31, 1998	Period from Janaury 1, 1999 through July 1, 1999	Period from July 2, 1999 through December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
Income Statement Data:
Net sales	$164.7	$33.2	$175.2	$85.4	$388.7	$754.7	$786.7
Cost of goods sold	144.5	31.8	144.7	67.4	315.2	627.0	694.2

Gross profit	20.2	1.4	30.5	18.0	73.5	127.7	92.5
Selling, general and administrative expenses	14.1	3.4	18.1	9.0	37.2	50.1	62.8
Restructuring charges (credits)(a)	9.1	—	—	—	8.8	(4.0)	3.8
Contract dispute settlement and other (b)	—	—	—	—	—	—	6.6

Operating income (loss)	(3.0)	(2.0)	12.4	9.0	27.5	81.6	19.3
Other income (expense)	0.6	—	1.3	0.5	0.2	—	—
Interest expense, net (c)	6.3	1.9	10.5	4.5	27.0	58.6	50.5

Income (loss) before income taxes	(8.7)	(3.9)	3.2	5.0	0.7	23.0	(31.2)
Income tax expense (benefit)	(1.2)	(0.1)	2.8	2.9	—	—	—
Minority interest in subsidiaries	0.3	0.1	0.1	(0.3)	(0.2)	(0.2)	—

Income (loss) before extraordinary item	(7.8)	(3.9)	0.3	2.4	0.9	23.2	(31.2)
Extraordinary item	—	—	—	(1.2)	—	—	—

Net income (loss)	$(7.8)	$(3.9)	$0.3	$1.2	$0.9	$23.2	$(31.2)

Other Data:
Net cash provided by operating activities	5.5	1.7	11.4	—	27.4	69.2	43.2
Net cash used in investing activities	(8.5)	(4.5)	(11.1)	(5.0)	(15.5)	(60.8)	(15.6)
Net cash provided by (used in) financing activities	(2.9)	6.6	0.7	4.4	(15.8)	(0.5)	(35.3)
Depreciation and amortization	12.6	4.1	16.0	7.2	25.8	47.8	48.4
Capital expenditures	9.3	4.8	12.7	5.1	24.9	68.2	44.1
Cash paid during the period for interest(d)	6.3	1.9	10.5	4.5	13.6	55.2	48.6
Balance Sheet Data (at end of period):
Cash and cash equivalents	0.7	4.4	5.4	4.9	1.1	9.0	1.2
Working capital	—	20.6	14.0	24.0	12.4	(14.6)	(34.4)
Total assets	—	235.4	219.9	984.0	990.1	1,001.6	960.4
Total debt	—	123.9	121.5	603.9	587.6	588.5	554.0
Total stockholders'/member's equity	—	54.5	51.2	256.0	256.8	278.4	234.0

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
(b)
Contract dispute settlements and other represents customer related one-time charges and certain relocation-related expenses.
(c)
Represents interest expense, net of interest income.
(d)
Cash paid during the period for interest excludes amortization of deferred financing fees.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONSOLIDATED CONTAINER COMPANY LLC, SUCCESSOR TO REID PLASTICS, INC.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, worker's compensation and benefit plan accruals, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

        A reserve for workers' compensation claims is established based on an actuarial assessment of claim count information and historical loss data. If actual future claim's experience does not reflect historical data, our expense could be affected and adversely affect our financial results.

        We periodically review the carrying value of our long lived assets including goodwill and property and equipment. This review includes an evaluation of acquired businesses for potential impairment indicators. Our evaluation is based on projections of anticipated future undiscounted cash flows, which necessarily is dependent upon management's assessment of future business conditions. Any one of a number of future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Furthermore, in 2002, we will adopt SFAS No. 142, Goodwill and Other Intangible Assets. We are still in the process of completing our initial assessment of the application of this standard.

        We are subject to the possibility of various loss contingencies arising in the ordinary course of business. When determining loss contingencies, we consider the likelihood of the loss or impairment of an asset, the likelihood of the incurrence of a liability, and our ability to reasonably estimate the amount of any loss. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

RESULTS OF OPERATIONS

  Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Net Sales.    Net sales increased by approximately 4.2% to $786.7 million for the year ended December 31, 2001, from $754.6 million in the year 2000. Approximately $39.0 million of the increase in net sales was the result of increased volume attributable to the commercialization of several significant new business projects. Another portion of the increase in net sales was attributable to increased prices charged to customers resulting from the pass-through of higher raw material costs. The increase in net sales was partially offset by the settlement of a $3.0 million customer claim, unrelated price reductions to meet competitive situations, and business lost in competitive bid situations.

        Gross Profit.    Gross profit decreased by approximately 27.6% to $92.5 million for the year ended December 31, 2001, from $127.7 million in the comparable period for 2000. Gross profit declined as a result of significantly increased costs in several areas of our operations. This was due primarily to the introduction of several new capital projects that resulted in higher labor and material usage, higher levels of repair and maintenance, and increased utility expense. Problems with several plant consolidations also contributed to the increased costs. The new capital projects and the plant consolidation issues also forced us, in certain instances, to reallocate production to other facilities, resulting in increased labor and freight costs. In addition, our California facilities were negatively impacted by higher utility costs and related power interruptions.

        Selling, General and Administrative Expense.    Selling, general and administrative expense excluding amortization increased by approximately 35.3% to $48.8 million for the year ended December 31, 2001, from $36.0 million for the comparable period in 2000. This increase was the result of higher salary and benefit costs due to increased staffing levels, as well as increased professional fees, both of which were incurred to improve our operating effectiveness and to commercialize several of the new projects for key customers in a timely manner. In addition, we had an increase in bad debt expense of $4.5 million due to the write-off of disputed aged accounts receivable where collection had become doubtful.

        Amortization Expense.    Amortization expense decreased by approximately 0.8% to $14.0 million for the year ended December 31, 2001, from $14.1 million for the comparable period in 2000.

        Restructuring Charges.    During the year ended December 31, 2001, we recognized a restructuring charge of $3.8 million in connection with the relocation of the corporate offices from Dallas to Atlanta and the changeover of senior management. During the year ended December 31, 2000, we recognized restructuring credits of $4.0 million by entering into subleases on certain previously closed facilities.

        Contract Dispute Settlement & Other.    During the year ended December 31, 2001, we recognized customer related settlement charges and other of $6.6 million. Approximately $5.0 million of the settlement charges related to the settlement of a contract dispute with a major customer. An additional $1.0 million resulted from the settlement of other customer claims. The remaining charges related to relocation costs of the corporate headquarters.

        Operating Income.    Operating income decreased by approximately 76.3% to $19.3 million for the year ended December 31, 2001, from $81.5 million for the comparable period in 2000. The decrease was a result of the factors discussed above.

        Interest Expense, Net.    Interest expense, net decreased by approximately 13.8% to $50.5 million for the year ended December 31, 2001, from $58.6 million for the comparable period in 2000. This change was primarily attributable to a more favorable interest rate environment in 2001, and to a lesser extent, a reduction in overall outstanding debt.

        Net Loss.    Net income decreased by approximately 234.7% to a net loss of $31.2 million for the year ended December 31, 2001, from a net income of $23.2 million for the comparable period in 2000. As described above, this decline was primarily the result of difficulties encountered in the commercialization of several new business projects that increased costs and required additional resources, the settlement of a contract dispute and other customer claims, relocation of our corporate headquarters, employee severance, the write-off of certain accounts receivable, increased worker's compensation cost, and one-time consulting fees.

  Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

        Net Sales.    Net sales increased by 59.2% to $754.6 million for the year ended December 31, 2000, from $474.1 million in the comparable period for 1999. The increase was due primarily to the inclusion of $282.1 million attributable to the contribution of Franklin Plastic and Plastic Containers as part of the Transactions in 1999.

        Gross Profit.    Gross profit increased by 39.6% to $127.7 million for the year ended December 31, 2000, from $91.5 million in the comparable period for 1999. The increase was due to the full year effect of the contribution of Franklin Plastics and Plastic Containers as part of the Transactions.

        Selling, General and Administrative Expense.    Selling, general and administrative expense excluding amortization decreased by 2.7% to $36.0 million for the year ended Decmeber 31, 2000, from $37.1 million for the comparable period in 1999. The decrease was due primarily to various cost saving inititives due to the combining of Franklin Plastics, Plastic Containers, and their affiliated companies in the Transactions.

        Amortization Expense.    Amortization expense increased by 56.5% to $14.1 million for the year ended December 31, 2000, from $9.0 million for the comparable period in 1999. The increase was primarily due to having a full year of expense of the goodwill and deferred financing resulting from the Transaction.

        Restructuring Credits.    During the year ended December 31, 2000, we recognized restructuring credits of $4.0 million as a result of sub-leases obtained on certain closed facilities. During the year ended December 31, 1999, we recognized restructuring charges of $8.8 million due to planned facility closings.

        Operating Income.    Operating income increased by 122.5% to $81.5 million for the year ended December 31, 2000, from $36.6 million for the comparable period in 1999. The increase was primarily result of the increased revenues and efficiencies derived from the Transactions.

        Interest Expense, Net.    Interest expense, net increased by 85.2% to $58.6 million for the year ended December 31, 2000, from $31.6 million for the comparable period in 1999. The increase was due to the higher debt levels following the Transactions.

        Net Income.    Net income increased by 1002.8% to $23.2 million for the year ended December 31, 2000, from $2.1 million for the comparable period in 1999. The increase was primarily the result of the factors discussed above.

SEASONALITY

        Due to the large portion of our business that is derived from the sale of dairy, water and other beverage products, our financial results are typically stronger in the second and third quarters of the year when there is higher consumption of the end products related to these sectors.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under the senior credit facility.

        Cash provided by operations in 2001 was $43.2 million, a decrease of $26.0 million compared to 2000. This decrease resulted primarily from significantly lower operating results in 2001, partially offset by improved working capital management including increased inventory turns and improved payable terms. Cash used in investing activities for the year ended December 31, 2001 was $15.6 million, compared to $60.8 million in 2000. The change was largely a result of a decrease in capital expenditures from $68.2 million in 2000 to $44.1 million in 2001 due to lower capital spending on new business projects in 2001 and proceeds received from the sale-leaseback of assets of $28.3 million. Cash used in financing activities for 2001 of $35.3 million primarily resulted from the pay-down of revolving and term debt during the year.

        Our ability to generate cash from operations and from borrowing is subject to certain risk factors, including fluctuations in raw material prices and availability, covenant restrictions in our senior credit facility that may adversely limit our ability to borrow funds, and reliance on several large customers, the loss of which would have a material adverse affect on our ability to generate cash flow. If we are unable to mitigate these and the other risks discussed in more detail in the "Risk Factors" section, our cash flow could be negatively impacted.

        As a limited liability company, we are not liable for U.S. federal income taxes under the Internal Revenue Code of 1986, as amended. Similarly, as a limited liability company, our parent, Consolidated Container Holdings, is not liable for U.S. federal income taxes. The applicable income or loss will be included in the tax returns of the members of Consolidated Container Holdings. We are required to make tax distributions to Consolidated Container Holdings to enable it to reimburse its members for their tax obligations. Total distributions recorded for the years ended December 31, 2001, 2000 and 1999 were $(0.2), $1.5, and $0 million, respectively, net of any refunds received on overpayment of prior year taxes. We estimate that there are no tax distributions payable for 2001.

        In connection with the Transactions, we entered into a credit agreement, which we refer to as the senior credit facility, dated as of July 1, 1999, among us, Consolidated Container Holdings, Bankers Trust Company, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Credit Suisse First Boston, as Syndication Agent, and the other banks a party thereto and certain related security agreements. In connection with the Transactions, we borrowed under the senior credit facility and issued $185.0 million aggregate principal amount of notes under an indenture dated as of July 1, 1999, among us, Consolidated Container Capital, Inc., as co-issuer of the notes, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee. At December 31, 2001, we had total debt of $554.0 million and member's equity of $234.0 million. Subject to restrictions in the senior credit facility and the indenture, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

        The senior credit facility, which was amended after the end of the 2001 year as described below under "Subsequent Event," consists of a committed tranche A term loan totaling $150.0 million, of which $116.3 million was outstanding at December 31, 2001, a committed tranche B term loan totaling $235.0 million, of which $229.1 million was outstanding at December 31, 2001, an uncommitted tranche C term loan totaling $100.0 million (which will only be available under some circumstances) and a $110.0 million revolving credit facility. At December 31, 2001, we had drawn down $23.0 million under the facility, and an additional approximately $14.9 million was reserved for outstanding standby letters of credit. An additional $30.0 million restriction was placed on the facility in connection with a waiver in effect at year-end, as discussed below, leaving available borrowings of $42.1 million, subject to customary borrowing conditions. Of the revolving credit facilities, $36.5 million was converted to a term loan in 2002, with the remainder of the commitment maturing on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $26.25 million in 2002, $33.75 million in 2003, $37.5 million in 2004 and $18.75 million in 2005. The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999, and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the senior credit facility.

        Borrowings under the senior credit facility bear interest, at our option, at either:

  •
  a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank, plus a margin; or

  •
  a eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank in the interbank eurodollar market, plus the applicable interest margin.

        The applicable margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Consolidated Container Holdings and its subsidiaries on a consolidated basis. At December 31, 2001, we were paying the following margins on amounts borrowed:

  •
  1.25% for base rate loans and 2.25% for eurodollar rate loans for tranche A term loans and revolving credit loans;

  •
  1.75% for base rate loans and 2.75% for eurodollar rate loans for tranche B term loans; and

  •
  a rate to be determined for tranche C term loans, based on the agreement between Consolidated Container Company and the lender or lenders providing that loan.

        In addition, Consolidated Container Company:

  •
  pays a commitment fee on the unused commitments under the revolving credit facilities, ranging from 0.25% to 0.50% on an annual basis depending on the same schedule of leverage ratios, payable quarterly in arrears; and

  •
  pays an annual administration fee to Deutsche Bank, as administrative agent.

        The senior credit facility and the indenture contain covenants that restrict, among other things, our ability to do the following:

  •
  make certain capital expenditures;

  •
  make certain restricted payments;

  •
  incur debt in addition to our outstanding debt;

  •
  incur certain liens;

  •
  make certain investments;

  •
  enter into sale and leaseback transactions;

  •
  merge, consolidate or sell all or substantially all of our and our subsidiaries' assets, subject to certain conditions; and

  •
  enter into transactions with affiliates.

        The senior credit facility also requires that we maintain specified financial ratios relating to maximum level of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. The covenants under the senior credit facility were amended on April 25, 2000, and March 28, 2001, to adjust the financial ratios relating to the fixed charge coverage. In addition, the senior credit facility and the indenture restrict our ability to pay dividends. As noted above, the senior credit facility was amended in order to provide a waiver from the banks for the covenant violations as of September 30, 2001, through February 28, 2002. In connection with the waiver, we agreed to reduce the revolving credit facilities by $25.1 million to $110.0 million and to restrict outstanding borrowings under the revolver to no more than $80.0 million from November 12, 2001 through February 28, 2002.

SUBSEQUENT EVENT

        In February 2002, the senior credit facility was again amended, changing the following terms:

  •
  Financial ratio covenant restrictions related to leverage, interest coverage, and fixed charge coverage were changed. Additional covenants were added limiting capital expenditures, requiring a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) for the five months ending May 31, 2002, and minimum levels of revolver availability at each period-end.

  •
  Certain outstanding borrowings under the revolving credit facility were converted to a term loan effective February 27, 2002.

  •
  Borrowings under the remaining credit facility were limited to $43.5 million, exclusive of the tranche 3 facility noted below.

  •
  A tranche 3 revolving loan facility with a commitment of $15.0 million was added. Subject to certain restrictions, this commitment may be increased to $19.0 million. This facility matures on January 5, 2003.

  •
  A guarantee of the tranche 3 revolving credit borrowings by the principal owners of Consolidated Container Holdings was added.

  •
  Margin charges on interest rates for base and eurodollar loans increased by as much as 1.5%. Currently, the margins are as follows:

  /*\
  2.75% for base rate loans and 3.75% for eurodollar rate loans for tranche A term loans, the tranche 2 converted term loans and the revolving credit loans;

  /*\
  3.25% for base rate loans and 4.25% for eurodollar rate loans for tranche B term loans; and

  /*\
  a rate to be determined for tranche C terms loans, based on the agreement between Consolidated Container Company and the lender or lenders providing that loan.

        Additionally, the amended agreement under the senior credit facility specifies that for purposes of calculating covenant ratios involving minimum EBITDA, EBITDA used in calculating the covenants is deemed to be $21.0 million for the quarter ended September 30, 2001, $13.1 million for the quarter ended December 31, 2001, and $89.7 million for the year ended December 31, 2001. The 2001 results include adverse charges of approximately $8.0 million in the fourth quarter and approximately $21.7 million for the full year. The fourth quarter charges include workers' compensation increases, write-off of certain disputed accounts receivable, and one-time consulting fees. Approximately $13.7 million was incurred in prior quarters of 2001 and comprised primarily restructuring charges related to organizational and management changes including the relocation of the Company's corporate headquarters, the settlement of a customer contract dispute and other costs related to specific customer claims. Excluding the adverse charges, EBITDA was approximately $12.7 million for the fourth quarter and $89.4 million for the 2001 fiscal year.

        Management believes future funds generated by operations and borrowings under its senior credit facility will be sufficient to meet working capital and capital expenditure requirements in fiscal year 2002.

        We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of December 31, 2001 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(in thousands)
Long Term Debt(a)	$530,375.0	$28,600.0	$75,950.0	$185,310.0	$240,515.0
Capital Lease Obligations	618.9	524.6	94.3	—	—
Operating Leases	66,945.3	17,246.8	23,505.8	13,192.7	13,000.0
Revolving credit facility(b)	23,000.0	23,000.0	—	—	—
Other Long-Term Obligations(c)	4,216.7	2,812.5	1,404.2	—	—

Total Contractual Cash Obligations	$625,155.9	$72,183.9	$100,954.3	$198,502.7	$253,515.0

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(in thousands)
Standby Letters of Credit	$15,150.0	$15,150.0	$—	$—	$—
Revolving Credit Facility(a)	72,146.7	72,146.7	—	—	—

Total Commercial Commitments	$87,296.7	$87,296.7	$—	$—	$—

(a)
The revolving credit facility represents the unused borrowing capacity available to us as of December 31, 2001. In connection with the covenant waiver obtained for the period of September 30, 2001, through February 28, 2002, we agreed to limit borrowings under the revolver to $80.0 million during the waiver period. See the "Subsequent Event" disclosure earlier in this section for more information. Additionally, subsequent to year-end, $36.5 million outstanding on the revolving credit facility was converted to a term loan, thereby adding additional maturities of $6.1 million in 2002, $12.2 million in each of 2003 and 2004 and $6.1 million in 2005.

(b)
The revolving credit facility represents the actual outstanding balance, as of December 31, 2001.

(c)
Other long-term obligations include employee bonus and termination commitments.

INFLATION

        Other than changes in resin costs, which are generally passed on to customers, inflation has not had a significant impact on our cost structure.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on our consolidated financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on our consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for us beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, we will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. We are in the process of completing our initial assessment on the anticipated impact of SFAS No. 142 on our financial condition and results of operations and this process should be complete by the end of the second quarter of fiscal 2002. The historical impact of not amortizing goodwill would have increased net income for the years ended December 31, 2001, and 2000, by $13,545,000 and $13,652,000, respectively, and for the period for the period July 2, 1999, through December 31, 1999, by $6,665,000 and for the period from January 1, 1999, through July 1, 1999, by $1,491,000. Impairment reviews may result in future periodic write-downs.

        On January 1, 2001, we adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and to measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instruments are not perfectly effective as a hedge.

FORWARD LOOKING STATEMENTS

        Certain statements and information is this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "will," "estimates," "plans," "strategy," "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Consolidated Container Company desires to take advantage of the "safe harbor" provisions of the aforementioned Act. We have made such statements in prior filings with the Securities and Exchange Commission and in this filing. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

RISK FACTORS

        Key factors that may have a direct bearing on our results and financial condition include, but are not limited to:

        We are subject to intense competition in our industry. Substantial competition is present throughout our product lines from well established businesses competing nationally and from other businesses competing locally. Several of these competitors are larger and/or have greater financial resources than we do.

        Fluctuations in raw material prices and raw material availability may affect our results. We are exposed to fluctuations in the availability of and/or prices for raw materials. If our access to some raw materials is interrupted, or we cannot purchase them at competitive prices, then our financial results and results of operations would suffer. We use large quantities of high-density polyethylene, polycarbonate, polypropylene, polyethylene terephthalate, and polyvinyl chloride resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. On average over time, we generally pass changes in the prices of raw materials through to our customers. We may not always be able to do so, and we cannot assure that we will always be able to pass through future price increases in a timely manner.

        We are dependent on several key managers, the loss of whom could have a material effect on our operations, and on our business development. While there are several key personnel whose loss would have an effect on our operations, in particular, the loss of the services provided by Stephen E. Macadam, the President and Chief Executive Officer of Consolidated Container Company, could have a material adverse effect on our business.

        Covenant restrictions in our senior credit facility may adversely limit our ability to operate our business. Covenants in our senior credit facility and our indenture restrict, among other things, our ability to incur additional debt, sell assets, and invest capital, all of which could affect our ability to operate our business and which limit our ability to take advantage of potential business opportunities as they may arise. In addition, there is a risk that our operating earnings will not improve to the level required to meet scheduled covenants, which would further restrict our ability to operate our business.

        Our business is exposed to product liability risk. Currently, we maintain insurance for product liability claims. The amount and scope of our insurance may not, however, be adequate to cover a product liability claim that is successfully asserted against us. We may also suffer a decline in sales from the negative publicity associated with a lawsuit or other adverse public perception of our products. Lawsuits or other negative publicity associated with the products for which our customers use our containers could also substantially impact our business.

        We are dependent upon several customers, the loss of which could have a material adverse affect on our results. For the year ended December 31, 2001, our largest customer accounted for 16% of our sales, and our ten largest customers accounted for 48% of our sales. At any point in time we may have one or more significant projects underway with our key customers. Our inability to meet contractual obligations with respect to these projects may adversely impact our relationship with these customers, and may result in the payment of contractual penalties. Further, the termination of our relationship with any of our top customers could have a material adverse affect on our business.

        We operate under a variety of environmental laws and regulations, and are subject to national, state, provincial and/or local laws and regulations. Compliance with these laws and regulations can require significant capital expenditures and operating expenses. Violations of these laws and regulations may result in substantial fines and penalties. Changes in these laws and regulations or our inability to comply with these could have a material adverse impact on our results.

        We cannot ensure that we will be able to successfully accomplish our objectives of meeting, exceeding or complying with all of the key factors summarized above. If we are not successful, our business and results of operations could be negatively impacted.

        Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Annual Report. Consolidated Container Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the year ended December 31, 2001, would have increased interest expense by approximately $4.7 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data are listed on the index at Item 14 and included herein beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the year ended December 31, 2001.

PART III

ITEM 10: MEMBERS OF THE MANAGEMENT COMMITTEE AND EXECUTIVE OFFICERS

        Consolidated Container Company is managed by its sole member, Consolidated Container Holdings. Consolidated Container Holdings is managed by a management committee consisting of eight members. Two of the members were appointed by Vestar Packaging LLC (James P. Kelly and John R. Woodard), two were appointed by Reid Plastics Holdings (Ronald V. Davis and Leonard Lieberman), and two were appointed mutually by Vestar Packaging LLC and Reid Plastics Holdings (William G. Bell and B. Joseph Rokus). Of the remaining two members, one was appointed by Franklin Plastics (Richard L. Robinson), and one is the chief executive officer of Consolidated Container Company, currently Stephen E. Macadam. One seat, which is to be filled with an appointment by Dean Foods, remains open.

        The members of the management committee of Consolidated Container Holdings and the executive officers of Consolidated Container Company and their ages and positions are as follows:

Name	Age	Position
Ronald V. Davis	55	Chairman of the Management Committee
B. Joseph Rokus	48	Vice Chairman of the Management Committee
Stephen E. Macadam	41	President and Chief Executive Officer and a Member of the Management Committee
Tyler L. Woolson	39	Chief Financial Officer
Louis Lettes	38	Vice President, General Counsel and Secretary
Richard P. Sehring	39	Senior Vice President, Finance & Accounting and Chief Accounting Officer
Joyce A. Foster	40	Vice President, Human Resources
Robert K. Brower	54	Senior Vice President, Operations Services & Procurement
William G. Bell	55	Member of the Management Committee
James P. Kelley	47	Member of the Management Committee
Leonard Lieberman	73	Member of the Management Committee
Richard L. Robinson	72	Member of the Management Committee
John R. Woodard	38	Member of the Management Committee

        Ronald V. Davis has served as Chairman of the management committee since the closing of the Transactions. Since December 1998, Mr. Davis has served as President and Chief Executive Officer of Reid Plastics Holdings. Currently, Mr. Davis is Chairman of Davis Capital LLC, a private equity investment company, which he founded in 1994. Mr. Davis founded The Perrier Group of America, and, between 1979 and 1992, he served as its President and Chief Executive Officer. From 1992 to 1994, he served as Chairman of the Board of Directors for Perrier Group of America, Inc. He currently serves on the Board of Directors of Grenich Technology Parners. Mr. Davis received a B.A. from California State University and an M.B.A. from the University of Southern California.

        B. Joseph Rokus has served as the Vice Chairman of the management committee since the closing of the Transactions. Since December 1998, Mr. Rokus has served as Chairman of the Boards of Directors of Reid Plastics Holdings and Reid Plastics. Between 1993 and December 1998, Mr. Rokus served as President and Chief Executive Officer of Reid Plastics Holdings and Reid Plastics. He serves on the Board of Trustees of Pepperdine University and also serves as Chairman of the Board of Berkley Industries. Mr. Rokus received a B.S. from Pepperdine University and an M.B.A. from the University of Southern California.

        Stephen E. Macadam has served as President and Chief Executive Officer of Consolidated Container Company and as a member of the management committee since August 2001. Mr. Macadam served with Georgia-Pacific Corporation where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998 culminating in the role of Principal in charge of their Charlotte, North Carolina operation. Mr. Macadam received a B.S. in Mechanical Engineering from the University of Kentucky, an M.S. in Finance from Boston College, and an M.B.A. from Harvard Business School. Mr. Macadam is a member of the Board of Directors of Shoney's, Inc., and was a Baker Scholar, while at Harvard Business School.

        Tyler L. Woolson has served as Chief Financial Officer of Consolidated Container Holdings and Consolidated Container Company since January 2002. Previously Mr. Woolson served as the Vice President, Strategic Planning for Georgia-Pacific Corporation since December 1999. Mr. Woolson also served as Vice President, Finance for The Timber Company, a subsidiary of Georgia-Pacific, from 1997 until 1999, and as Senior Manager, Strategic Planning for Georgia-Pacific from 1995 until 1997. Between 1989 and 1995 Mr. Woolson served as a Senior Consultant for Towers Perrin in Los Angeles and Atlanta. Mr. Woolson received a B.A. in History from Dartmouth College, and an M.B.A. from The Amos Tuck School (Dartmouth College) with a specialization in Corporate Finance.

        Louis Lettes has served as Vice President, General Counsel and Secretary of Consolidated Container Holdings and Consolidated Container Company since January 2002. Previously, Mr. Lettes served as Vice President and General Manager of Homestore.com from 1999 to 2001. Mr. Lettes served in various positions at Turner Broadcasting System from 1992 to 1999 and as an associate at the law firm of Alston & Bird from 1989 to 1992. Mr. Lettes received an A.B. from Princeton University and a J.D. from Vanderbilt University School of Law.

        Richard P. Sehring has served as Senior Vice President, Finance and Accounting, and Chief Accounting Officer for Consolidated Container Company since November 2001. Mr. Sehring served as Vice President Finance and Administration for LaRoche Industries, Inc. from June 2000 until June 2001. Between 1997 and 2000, Mr. Sehring served as Chief Financial Officer, in Frankfurt, Germany, and Vice President of Finance Neuilly Sur Seine, France for LII Europe SARL, a wholly owned subsidiary of LaRoche Industries, Inc. Mr. Sehring served as Corporate Controller for LaRoche Industries, Inc. from 1994 until 1997, and various financial positions up to Corporate Controller from 1989 until 1994 with LaRoche Chemicals, Inc. Mr. Sehring received his B.S. in Business Administration with a major in accounting and a minor in finance from Louisiana State University. Mr. Sehring is a member of the American Institute of Certified Public Accountants.

        Joyce A. Foster has served as Vice President, Human Resources for Consolidated Container Company since January 2002. Previously, Ms. Foster served as Director, Special Projects from September 2001 until January 2002. Ms. Foster held various positions with Georgia-Pacific Corporation from September 1987 until September 2001 including Senior Manager, Education and Development, Pulp & Paperboard, Director, Development, Containerboard & Packaging Division, and Manager of Business Analysis, Packaging Division. Ms. Foster is a member of the American Society of Training and Development, and the American Management Association.

        Robert K. Brower has served as the Senior Vice President for Operations Services and Procurement of Consolidated Container Company since October 2001. Prior to that date, Mr. Brower served as Vice President, Strategic Sourcing for the Company since May 1999. Mr. Brower served in a variety of positions within the procurement organization of Newell-Rubbermaid Corporation from 1997 until 1999 eventually becoming the Vice President for Global Procurement. Mr. Brower served for 26 years in the United States Army, retiring in 1997 with the rank of Colonel. Mr. Brower received a B.A. and M.A. from the University of Richmond and an M.B.A. from Long Island University.

        William G. Bell has served as a member of the management committee since the closing of the Transactions. Mr. Bell has been the owner and President of Aqua Filter Fresh, Inc. since 1980 and the Executive Vice President of Tyler Mountain Water Co. Inc. since 1985. Mr. Bell was also the President of Bell Sales, Inc. from 1980 to 2000. Mr. Bell is a director of Reid Plastics Holdings, Aqua Filter Fresh, Inc., and Mr. Bell is the Chairman of Alpine Spring Water, Inc. Mr. Bell is also a director of Wissahickon Spring Water Company, Glacier Water Services, Inc. and Bell Sales, Inc. From 2000 to 2001, Mr. Bell also served as the Chairman of the International Bottled Water Association, an organization with which he has been affiliated since 1989.

        James P. Kelley has served as a member of the management committee since the closing of the Transactions. Mr. Kelley is a Managing Director of Vestar Capital Partners (an affiliate of Vestar Capital Partners III, L.P.) and was a founding partner of Vestar Capital Partners at its inception in 1988. Mr. Kelley is a director of Reid Plastics Holdings, Wabtec Corporation, Michael Foods, and St. John Knits, Inc., companies in which Vestar Capital Partners III, L.P., or an affiliate has a significant equity interest. Mr. Kelley received a B.S. from the University of Northern Colorado, a J.D. from the University of Notre Dame and an M.B.A. from Yale University.

        Leonard Lieberman has served as a member of the management committee since the closing of the Transactions. Since 1995, Mr. Lieberman has served as a consultant to Vestar Capital Parners III, L.P., and its affiliates. Currently, Mr. Lieberman is a director of Sonic Corp., Nice Pak Products, Inc., Michael Foods, Inc., and Sheridan Healthcare, Inc. Mr. Lieberman received a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard Business School.

        Richard L. Robinson has served as a member of the management committee since January 2000. Mr. Robinson has been Co-CEO of Robinson Dairy, Inc., a wholly owned subsidiary of Dean Foods, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of Robinson Dairy, Inc. Currently, Mr. Robinson is a director of US Exploration Inc., HCA/HealthOne, and Horizon Organic Dairy. Mr. Robinson received a B.S. from Colorado State University.

        John R. Woodard has served as a member of the management committee since the closing of the Transactions. Mr. Woodard is a Managing Director of Vestar Capital Partners and joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director of The Blackstone Group. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is also a Director of Reid Plastics Holdings. Mr. Woodard received a B.A. from Williams College.

        Except as described in this section, there are no arrangements or understandings between any member of the management committee or executive officer and any other person under which that person was elected or appointed to their position.

MANAGEMENT COMMITTEE COMPENSATION

        All members of the management committee are reimbursed for their usual and customary expenses incurred in attending all management committee and committee meetings. Members of the management committee who are also employees of Consolidated Container Holdings, Consolidated Container Company, Vestar Capital Partners or Dean Foods do not receive remuneration for serving as members of the management committee. Each other member of the management committee will receive compensation of $2,500 for each meeting of the management committee that such member attends in person and $3,750 for each calendar quarter of service as a member of the management committee.

        Following the closing of the Transactions, the management committee established a compensation committee, comprised of Messrs. Davis, as chairman, Bell, Kelley and Robinson. In addition, the management committee established an audit committee, comprised of Messrs. Lieberman, as chairman, Rokus and Woodard.

OPTION PLAN

        Following the closing of the Transactions, Consolidated Container Holdings adopted a 1999 Unit Option Plan to provide some of our key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Consolidated Container Holdings. The number of options available under this plan was subsequently increased to 875,000. Under the option plan, Consolidated Container Holdings has granted options to certain of these key employees that represent the right to acquire, in total, 804,650 member units of Consolidated Container Holdings. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Consolidated Container Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. In addition to the options to purchase member units in Consolidated Container Holdings that were granted to some of our key employees under the 1999 Unit Option Plan, certain of these employees also hold options to purchase member units of Consolidated Container Holdings that were exchanged for their Franklin Plastics options. Under this plan, the rights to acquire 168,656 member units are currently outstanding. The compensation committee will administer these option plans.

LONG–TERM INCENTIVE PLAN

        Following the closing of the Transactions, the management committee of Consolidated Container Holdings adopted a bonus plan for some of our officers, other key employees and outside consultants. If a liquidity event, as defined in the bonus plan, were to occur, then the management committee of Consolidated Container Holdings will establish a bonus pool of cash equal to a formula based on the appreciation in value of the member units of Consolidated Container Holdings. As defined in the bonus plan, a liquidity event includes:

  •
  the sale of substantially all of the member units of Consolidated Container Holdings held by Vestar Packaging and its affiliates;

  •
  the sale of substantially all of the assets of Consolidated Container Holdings; or

  •
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

EMPLOYMENT AGREEMENTS

        Effective August 31, 2001, William L. Estes resigned from his position with Consolidated Container Company. In accordance with his employment agreement, he will receive $49,700 per month for two years from the date of his resignation. Mr. Estes will also be provided medical, life, dental and long-term disability insurance benefits for two years, provided, however, that such benefit coverage shall terminate in the event and to the extent Mr. Estes begins receiving any such benefits from a subsequent employer.

        As of July 5, 1999, Henry Carter entered into an employment agreement to serve as Executive Vice President of Consolidated Container Company at an annual base salary of $230,000 for a term of two years, subject to his earlier termination with or without "cause." "Cause" includes willful misconduct, failure to perform his duties and his conviction of a felony, or his resignation with or without "good reason," which includes a reduction in his salary, annual bonus opportunity or other benefits, relocation from his principal place of employment and his removal from his position with Consolidated Container Company. Mr. Carter is entitled to a bonus of up to 80% of his base salary at the discretion of the management committee, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, an additional payment to offset negative tax effects on his benefits. In the event that Consolidated Container Company terminates Mr. Carter without cause or he resigns for good reason before the employment agreement expires, Mr. Carter will be entitled to receive:

  •
  any payments and benefits provided under any plans or programs in which he participated before the termination;

  •
  the salary and bonus he would otherwise have received over a twelve month period;

  •
  a cash lump sum payment for unused vacation and unpaid other compensation; and

  •
  continued employee medical and life insurance plans for the remainder of the term of the employment agreement.

        In the event of his death or permanent disability, Mr. Carter will be entitled to a reduced compensation package. In addition, Mr. Carter agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates, not to be engaged in, in any capacity, any business that competes with Consolidated Container Company, nor to solicit any person who was employed by Consolidated Container Company or its affiliates during the twelve months preceding that solicitation for a period of twenty four months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Carter will receive payments during the two-year period equal to his base salary and an annual target bonus.

        Mr. Carter has resigned from Consolidated Container Company effective March 31, 2002.

        As of August 13, 2001, Consolidated Container Company entered into an employment agreement with Stephen E. Macadam. The employment agreement provides that Mr. Macadam will be employed as the President and Chief Executive Officer of Consolidated Container Company at an annual base salary of $500,000 for a term of five years, subject to his earlier termination for "cause." "Cause" includes willful misconduct, his conviction of a felony, or his resignation without "good reason." Commencing with August 13, 2006, and on each August 13 thereafter, the Employment Term shall be automatically extended for an additional one-year period, unless we or Mr. Macadam provides the other with 60 days written notice. Mr. Macadam is entitled to a bonus of up to 100% of his base salary at the discretion of the management committee, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, to an additional payment to offset negative tax effects on his benefits. Through the end of fiscal year 2002, Mr. Macadam's bonus is guaranteed.

        In the event that Consolidated Container Company terminates Mr. Macadam without cause or he resigns for good reason before the employment agreement expires, Mr. Macadam will be entitled to receive:

  •
  any payments and benefits provided under any plans or programs in which he participated before the termination;

  •
  payment of the average of the base salary and annual bonus earned in the two years prior to his termination (or the average of the base salary and annual bonus payable during the first two years of the employment term if Mr. Macadam's termination occurs prior to his second anniversary) multiplied by two (2);

  •
  a cash lump sum payment for unused vacation and unpaid other compensation; and

  •
  continued employee medical and life insurance plans for the term of any the severance payments.

        In the event of his death or permanent disability, Mr. Macadam will be entitled to a reduced compensation package. In addition, Mr. Macadam agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates, not to be engaged in, in any capacity, any business that competes with Consolidated Container Company, nor to solicit any person who was employed by Consolidated Container Company or its affiliates during the twelve months preceding that solicitation for a period of twenty-four months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Macadam will receive payments totaling twice the average of the base salary and annual bonus earned in the two years prior to his termination (or the average of the base salary and annual bonus payable during the first two years of the employment term if Mr. Macadam's termination occurs prior to his second anniversary).

ITEM 11: EXECUTIVE COMPENSATION

        The table below shows the compensation paid or credited to the current Chief Executive Officer and the previous Chief Executive Officer and the five other most highly paid executive officers of Consolidated Container Company during the years ended December 31, 2001, 2000, and for the period July 2 through December 31, 1999:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus		Number of Securities Underlying Options	All other Compensation(7)
William L. Estes(1) Former President and Chief Executive Officer	2001 2000 1999	$322,000 420,000 200,000	$	— 52,500 200,000	9,700 — 436,182	$552,849 5,100 3,311
Stephen E. Macadam(2) President and Chief Executive Officer	2001	188,180		407,692	525,000	11,790
Peter M. Bernon(3) Former Executive Vice President	2001 2000 1999	325,000 325,000 162,500		— — 130,000	— — 94,249	— — —
Henry Carter(4) Former Executive Vice President of Sales and Marketing	2001 2000 1999	247,500 240,000 115,000		— 24,000 92,000	5,500 — 49,715	5,250 5,100 3,450
Susan Pleasant(5) Former Senior Vice President of Operations	2001 2000	179,300 133,000		— 15,000	5,500 35,000	44,000 9,588
Robert K. Brower Senior Vice President, Operation Services & Procurement	2001 2000 1999	178,500 144,860 70,000		30,000 22,000 84,000	1,700 — 6,000	5,250 24,600 58,100
David M. Stulman(6) Former Vice President, Human Resources	2001 2000 1999	163,000 157,500 75,000		— 15,000 105,000	3,500 — 32,358	5,250 5,100 20,245

(1)
Mr. Estes' employment was terminated in August 2001. Mr. Estes will receive approximately $49,700 per month as part of his two-year severance agreement. The dollars shown in "All Other Compensation" represent severance payments made in 2001 pursuant to the severance agreement, which included the repurchase by Consolidated Container Holdings, at an aggregate price of $348,649, of options to purchase 115,179 member units of Holdings. In addition, Mr. Estes will receive medical, life, dental, and long-term disability insurance until the earlier of the expiration of two years from the date of his termination and such time as he secures such benefits from a subsequent employer.

(2)
Mr. Macadam joined Consolidated Container Company as President and Chief Executive Officer in August 2001.

(3)
Mr. Bernon resigned from his position as Executive Vice President as of December 31, 2001, and from the management committee as of February 28, 2002.

(4)
Mr. Carter resigned from his position as Executive Vice President of Sales and Marketing as of March 31, 2002.

(5)
Ms. Pleasant, who joined Consolidated Container Company in May 2000, resigned from her position as Senior Vice President of Operations as of October 2001. Per Ms. Pleasant's employment agreement, she is entitled to a one-year severance agreement. The amounts shown in "All Other Compensation" represents severance payments made in 2001.

(6)
Mr. Stulman resigned from his position as Vice President, Human Resources, as of February 2002.

(7)
All other compensation is comprised of matching contributions to accounts of the named executive officers under a defined contribution benefit plan. Also included in other compensation for Mr. Estes and Ms. Pleasant are severance payments made during 2001. Also included in other compensation for Mr. Macadam are club membership and car allowance per his employment contract.

        The table below shows the options granted to the named executive officers of Consolidated Container Company during the fiscal year 2001:

OPTION GRANTS IN 2001

		Percentage of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
Name			Exercise Price per Share	Expiration Date
					5%	10%
William L. Estes(1)	9,700	1.5%	$29.66	March 16, 2011	$180,934	$458,523
Stephen E. Macadam	100,000	15.8%	29.66	September 1, 2011	1,865,301	4,727,040
	125,000	19.7%	40.00	September 1, 2011	3,144,473	7,968,712
	300,000	47.3%	10.50	September 1, 2011	1,981,018	5,020,289
Henry Carter	5,500	0.9%	29.66	March 16, 2011	102,592	259,987
Susan Pleasant(1)	5,000	0.8%	29.66	March 16, 2011	93,265	236,352
Robert K. Brower	1,700	0.2%	29.66	March 16, 2011	31,710	80,360
David M. Stulman	3,500	0.6%	29.66	March 16, 2011	65,286	165,446

(1)
These options were subsequently forfeited upon the employee's departure from Consolidated Container Company.

REPORT OF THE COMPENSATION COMMITTEE

        Our compensation program is designed to attract, retain and motivate quality people in a highly competitive business environment. Our annual and long-term incentive compensation strategy is designed to link our intermediate and long-term strategic objectives to the compensation of our key executives and managers. Our compensation packages are comprised of base salaries, annual performance-based cash bonuses, and equity based long-term incentives (primarily in the form of unit options, which are based on the value of Consolidated Container Company). Our compensation targets are set based on a number of factors including, but not limited to, compensation practices at companies within our industry and other industries that are similar in terms of their complexity of operations, experience, and skill levels.

        Base Salaries.    Base salaries of all officers, including the executive officers named in the Summary Compensation Table on page 27, are reviewed and approved annually by the compensation committee. Salaries are set at levels that the committee deems necessary to attract and retain appropriate talent; however, these rates will vary due to individual performance, the scope of responsibilities and the competitive nature of the marketplace.

        Annual Incentives.    Annual bonuses are earned based on performance under the Consolidated Container Company Management Incentive Plan. Payments under the management incentive plan vary based on the achievement of performance targets set at the beginning of each year by the compensation committee that have both objective and subjective components. Performance above or below these targets will result in proportionately higher or lower bonuses. Generally, a bonus will not be paid unless a specified threshold level of financial performance is achieved.

        Earnings before interest, depreciation, and amortization, known as EBITDA, is the primary objective financial metric used to determine bonuses in the management incentive plan. The subjective component consists of the Chief Executive Officer's discretion, which is ultimately approved by the compensation committee, based on qualitative and quantitative financial and non-financial goals that are set individually for the officer group. Such measures include, but are not limited to, safety, successful project implementation, and performance against department budgets. The minimum levels of EBITDA for 2001 and 2000 were not achieved, and therefore the awards were made only under the subjective components of the plan or per contractual agreements. A listing of the awards made to the executive officers named in the Summary Compensation Table can be found on page 27.

        Long-Term Incentives.    Our unit option plans are intended to align the incentives of the covered employees with our long-term success by giving us the ability to reward employees for increasing the equity value of Consolidated Container Company and its affiliates. The compensation committee has the authority under each of these plans to set the terms and conditions of any grants and awards. Net of options retired or repurchased, options covering 113,695 units were granted during 2001.

CHIEF EXECUTIVE OFFICER COMPENSATION

        Steve Macadam, the President and Chief Executive Officer of Consolidated Container Company, participates in the compensation programs described in this report. His cash compensation for 2001 is summarized in the Summary Compensation Table included on page 27.

        The committee's determination of Mr. Macadam's compensation in 2001 was based on an assessment of base salaries for executives of a similar caliber of talent. In addition, Mr. Macadam was guaranteed a bonus for 2001 (to be paid in 2002) that was based, to a large extent, on the amount of bonus he would have received had he stayed with the Georgia-Pacific Corporation, where he was employed for the majority of 2001. (Mr. Macadam forfeited his bonus upon his departure from Georgia-Pacific).

        For 2001, Mr. Macadam was paid a base salary of $188,180, and received a bonus of $407,692. Mr. Macadam received a total grant of 525,000 options under our option unit plan on September 1, 2001. The weighted average exercise price of these options is $21.17.

        Mr. Macadam's base salary, annual bonus and equity incentives are intended to keep his compensation competitive with executives with similar skill sets and experience, and to align his financial interests significantly with the overall success of the company.

Respectfully submitted,

Ronald V. Davis, Chairman
William G. Bell
James P. Kelley
Richard L. Robinson

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Consolidated Container Holdings is the beneficial owner of all of the shares of common stock of Consolidated Container Company. Consolidated Container Holdings' address is 3101 Towercreek Parkway, Suite 300, Atlanta, Georgia 30339.

        Provided below is information concerning the beneficial ownership of the member units and the economic interests in Consolidated Container Holdings including:

  •
  each person or entity known by us to be the beneficial owner of more than 5% of the member units of Consolidated Container Holdings as of March 15, 2002, the most recent date practicable;
  •
  each member of the management committee of Consolidated Container Holdings, which effectively serves as the management committee of Consolidated Container Company, as of March 15, 2002;
  •
  each of the named executive officers of Consolidated Container Company as of December 31, 2001, as listed on the Summary Compensation Table; and
  •
  the officers and members of the management committee as a group as of March 15, 2002.

Name and Address of Beneficial Owner	Number of Member Units Beneficially Owned(a)	Percentage of Member Units Outstanding(a)
5% Equity Holders:
Vestar Packaging LLC(b)	2,050,000	20.4%
Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202
Reid Plastics Holdings, Inc.(c)	3,050,000	30.4%
Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202
Franklin Plastics, Inc.(d)	4,900,000	48.9%
1199 West Central Street Franklin, Massachusetts 02038
Named Executive Officers and Management Committee Members:
Ronald V Davis(b)(c)	27,100	0.27%
Peter M. Bernon(d)(e)(g)	—	—
B. Joseph Rokus(c)	—	—
William L. Estes(e)(g)	—	—
Stephen E. Macadam	—	—
Susan Pleasant(g)	—	—
Henry Carter(e)(g)	—	—
David M. Stulman(g)	—	—
William G. Bell	1,686	0.015%
James P. Kelley(b)	—	—
Leonard Lieberman(b)	—	—
Richard L. Robinson	1,686	0.015%
John R. Woodard(b)	—	—
All Officers and Members of the Management Committee As a Group (15 persons)(f):	30,742	0.3%

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

(b)
Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Davis Capital LLC, 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Davis Capital LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P., Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P., and Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 20.4% of the member units in Consolidated Container Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.8% of Reid Plastics Holdings, Inc., which, in turn, owns 30.4% of the member units in Consolidated Container Holdings. Mr. Lieberman owns 0.03% of Vestar Capital Partners III, L.P., in addition to his ownership of 0.16% of Vestar Packaging LLC. Mr. Davis, as an owner of Vestar Packaging LLC, Mr. Lieberman, as an owner of Vestar Capital Partners III, L.P. and as an owner of Vestar Packaging LLC, Mr. Kelley, as an executive officer of Vestar Associates Corporation III, and Mr. Woodard, as an executive officer of Vestar Associates Corporation III and as an owner of Vestar Packaging LLC, may be deemed to share beneficial ownership of Vestar Packaging LLC's member units of Consolidated Container Holdings.

(c)
Reid Plastics Holdings, Inc., a Delaware corporation, is 82.8% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, with options to purchase an additional 2.4% on a fully diluted basis, Davis Capital LLC has options to purchase an additional 2.6% on a fully diluted basis, and 3.4% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Davis Capital LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. Mr. Rokus, as a direct owner of Reid Plastic Holdings, Inc., and Mr. Davis, as a direct and as an indirect owner of Reid Plastics Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastic Holdings, Inc.'s member units of Consolidated Container Holdings. Messrs. Rokus and Davis disclaim this beneficial ownership.

(d)
Franklin Plastics, Inc., a Delaware corporation, is 88% owned by Dean Foods Company, 6% owned by Peter M. Bernon and 6% owned by Alan J. Bernon, the brother of Peter M. Bernon. In addition, Messrs. Bernon each own warrants to purchase 45,940 shares representing approximately 3% of the outstanding common stock of Franklin Plastics, Inc. on a fully diluted basis. In addition, Mr. Alan Bernon owns less than 1% of the common stock of Dean Foods Company at December 31, 2001. Peter M. Bernon, as an owner of Franklin Plastics, Inc., may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings. Mr. Peter Bernon disclaims this beneficial ownership.

(e)
Peter M. Bernon, William L. Estes, and Henry Carter were among a group of former employees of Suiza Packaging who were granted options to purchase the member units of Consolidated Container Holdings as a replacement for options of an equivalent economic value in common stock of Franklin Plastics, Inc. Mr. Bernon holds presently exercisable options to purchase 77,989 member units of Consolidated Container Holdings. Mr. Estes holds presently exercisable options to purchase 50,000 member units of Consolidated Container Holdings. Mr. Carter holds presently exercisable options to purchase 28,715 member units of Consolidated Container Holdings.

(f)
The officers and members of the management committee of Consolidated Container Holdings as a group own, in total, presently exercisable options to purchase 252,070 member units of Consolidated Container Holdings.

(g)
Mr. Estes' employment was terminated in August 2001. Mr. Bernon resigned from his position as Executive Vice President as of December 31, 2001, and from the management committee as of February 28, 2002. Mr. Carter resigned from his position as Executive Vice President of Sales and Marketing as of March 31, 2002. Ms. Pleasant resigned from her position as Senior Vice President of Operations as of October 2001. Mr. Stulman resigned from his position as Vice President, Human Resources, as of February 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Summarized below are the material terms and provisions of material agreements and arrangements, as well as those in existence prior to the closing of the Transactions that relate to the businesses which were contributed to Consolidated Container Company in connection with the Transactions, with directors, officers, certain significant beneficial owners of the securities of Consolidated Container Holdings, and their family members that involved in excess of $60,000.

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

Management

        The management committee of Consolidated Container Holdings has general powers of supervision, direction and control over the business of Consolidated Container Holdings, Consolidated Container Company and its subsidiaries. As previously described, the management committee consists of eight members. Two of the members were appointed by Vestar Packaging LLC (James P. Kelly and John R. Woodard), two were appointed by Reid Plastics Holdings (Ronald V. Davis and Leonard Lieberman), two were appointed mutually by Vestar Packaging LLC and Reid Plastics Holdings (William G. Bell and B. Joseph Rokus). Of the remaining two members, one was appointed by Franklin Plastics (Richard L. Robinson), and one is the chief executive officer of Consolidated Container Company, currently Stephen E. Macadam. One seat remains open which is to be filled by an appointment by Dean Foods.

        A majority of the members of the management committee, including the affirmative vote of at least one Dean Foods-appointed member and one Vestar Packaging-appointed member, is required for some decisions by the management committee. These decisions include:

  •
  issuing any equity securities, other than private offerings for less than $50 million and issuances under Consolidated Container Holdings' option plan;

  •
  accepting or requiring additional capital contributions;

  •
  incurring debt, other than amounts permitted as of the closing date of the Transactions, in excess of $80 million;

  •
  selling or pledging all or substantially all of Consolidated Container Company's assets;

  •
  acquiring any business or assets in excess of $80 million, excluding acquisitions of raw materials and supplies in the ordinary course of business;

  •
  selling any operations or assets in excess of $80 million, excluding sales or other dispositions of inventory in the ordinary course of business;

  •
  entering into or amending any agreement with a member or its affiliate; and

  •
  expanding the scope of business beyond the plastic packaging business.

Non-Competition Arrangements

        Each of the members of Consolidated Container Holdings is subject to a non-competition arrangement limiting its ability to compete in the business for plastic packaging products and plastic bottles for dairy, water or juice in the same geographical area served by Consolidated Container Holdings, Consolidated Container Company and its subsidiaries. In general, these geographic areas are in the United States and Canada. The non-competition arrangements will terminate upon the earlier of five years or upon either of Vestar Packaging LLC (together with Reid Plastics Holdings) or Franklin Plastics owning less than 10% of the member units of Consolidated Container Holdings. The following exceptions apply to these non-competition arrangements:

  •
  Dean Foods may continue to operate its Puerto Rico plastic operations, which were not contributed to Consolidated Container Company.

  •
  Certain affiliates of Dean Foods may manufacture plastic packaging products solely for their own use.

  •
  In connection with future acquisitions, Dean Foods may operate any plastic packaging operations that it acquires and that constitute 50% or less of the revenue of that acquired business, provided that Dean Foods:

  —
  offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition; and

  —
  sells the competing plastic packaging operations to an unaffiliated third party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached.

  •
  Vestar Packaging LLC and its affiliates may make (a) a non-controlling equity investment in a competing business if that equity investment is for less than $75 million and (b) a non-controlling, non-equity investment in a competing business.

  •
  Vestar Packaging LLC and its affiliates, excluding Reid Plastics Holdings, may operate any plastic packaging operations that either:

  —
  constitute 50% or less of the revenue of that acquired business and generate less than $25 million in revenue for the twelve month period prior to that acquisition;

  —
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

  —
  is in a product category for which Consolidated Container Company and its subsidiaries have less than $25 million in revenues.

MANAGEMENT AGREEMENT

        Consolidated Container Company, Consolidated Container Holdings, and Vestar Capital Partners entered into a management agreement on April 29, 1999 relating to the management of Consolidated Container Company and Consolidated Container Holdings. Under the management agreement, Consolidated Container Company and Consolidated Container Holdings has paid Vestar Capital Partners a fee of $5.0 million and has reimbursed Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with the closing of the Transactions. In addition, Vestar Capital Partners has been providing on-going management services to each of Consolidated Container Company and Consolidated Container Holdings since the closing of the Transactions, including strategic, financial planning and advisory services. For these services, Consolidated Container Company pays Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization, as defined in the management agreement, of the prior year of Consolidated Container Company, Consolidated Container Holdings, and their subsidiaries on a consolidated basis and reimburses Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with these services. The management agreement will terminate upon the earlier of Vestar Packaging, Vestar Capital Partners III, L.P., their members, the partners therein and their respective affiliates collectively own less than 25% of the member units of Consolidated Container Holdings or following the closing of an initial public offering of Consolidated Container Holdings. Consolidated Container Company and Consolidated Container Holdings have also agreed to indemnify Vestar Capital Partners against some of the liabilities and costs incurred in connection with its engagement.

LIMITED LIABILITY COMPANY AGREEMENT OF CONSOLIDATED CONTAINER COMPANY

        Simultaneously with the closing of the Transactions, Consolidated Container Holdings, as the sole member of Consolidated Container Company, entered into a limited liability company agreement for Consolidated Container Company. As its sole member, Consolidated Container Holdings, through its management committee, manages Consolidated Container Company under this agreement.

SUPPLY AGREEMENTS

        In July 1999, we entered into agreements to supply Suiza Foods Corporation, now known as Dean Foods Company, with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and Suiza Packaging prior to the Transactions and are subject to adjustments based on changes in raw material, manufacturing and delivery costs.

TRADEMARK LICENSE AGREEMENT

        Simultaneously with the closing of the Transactions, Consolidated Container Company and Consolidated Container Holdings, which are referred to collectively in this description as the licensee, entered into a trademark license agreement with Continental Can Company, Inc., then a wholly owned subsidiary of Suiza Foods Corporation, now known as Dean Foods Company. Continental Can granted licensee a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Dean Foods directly or indirectly owns 10% or more of licensee. Licensee will be required to pay Continental Can an annual trademark licensing fee of $100,000 if Dean Foods directly or indirectly owns less than 10% of Licensee. This agreement shall remain effective until the parties agree otherwise.

ASSUMPTION AGREEMENT

        Simultaneously with the closing of the Transactions, Consolidated Container Company and Consolidated Container Holdings entered into an assumption agreement with Reid Plastics Holdings to assume all of Reid Plastics Holdings' obligations to B. Joseph Rokus. Currently, Reid Plastics Holdings is obligated to make payments to Mr. Rokus which relate to the 1997 acquisition of a controlling interest in Reid Plastics Holdings by Vestar Reid. These payments include $400,000 each year through October, 2003, additional amounts up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. Consolidated Container Holdings has agreed to indemnify Suiza Foods Corporation, now known as Dean Foods Company, for some of these payments.

ADDITIONAL MATTERS

        We had sales to Dean Foods of approximately $96.6 million for the year ended December 31, 2001.

        Aqua Filter Fresh, Inc., of which William G. Bell and his family own 75%, and of which Mr. Bell is currently a director, has purchased containers from us at market terms. In 2001, these purchases amounted to over $2.4 million.

        Aqua Filter Fresh resold a portion of those containers to Alpine Spring Water, Inc., of which Aqua Filter Fresh owns 20% and Mr. Bell is a 10% owner and chairman. Alpine Spring Water made purchases totaling less than $5,000 directly from us in 2001.

        In addition, Aqua Filter Fresh wholly owns Bell Sales, Inc., of which Mr. Bell is a past President and currently is a director. Mr. Bell's son is President of Bell Sales. Bell Sales resells containers on behalf of Consolidated Container Company. In 2001, we paid Bell Sales approximately $81,000 in commissions.

        Mr. Bell is also Executive Vice President and a 9.4% owner of Tyler Mountain Water Company, Inc., which purchases containers from us. In 2001, purchases by Tyler Mountain Water and its subsidiaries amounted to approximately $730,000.

        B. Joseph Rokus is a trustee of Rokus Capital, of which his five minor children collectively own 100%. Rokus Capital is a 7.7% shareholder of Berkeley Industries, which purchased Omni Plastics in 2001. Omni Plastics and Reid Plastics, Inc., entered into a contract as of February 10, 1997, amended as of October 28, 1998, whereby Omni agreed to supply Reid Plastics with valves. Reid Plastics paid Omni approximately $592,000 in 2001.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from January 1, 1999 through July 1, 1999, for the period from July 2, 1999 through December 31, 1999, for the years ended December 31, 2000 and 2001

Consolidated Statements of Member's Equity for the period from January 1, 1999 through July 1, 1999, for the period from July 2, 1999 through December 31, 1999, for the years ended December 31, 2000 and 2001

Consolidated Statements of Cash Flows for the period from January 1, 1999 through July 1, 1999, for the period from July 2, 1999 through December 31, 1999, for the years ended December 31, 2000 and 2001
Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

        All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(A)(3) EXHIBITS

Exhibit No.		Description of Exhibit
3.1	(a)	Certificate of Formation of Consolidated Container Company LLC. (The Certificate of Formation, included as Exhibit 3.1(a) to the Registration Statement on Form S-4 of Consolidated Container Company LLC, Consolidated Capital, Inc. and the Registrant Guarantors listed therein (the "Registration Statement") as filed on January 21, 2000 is hereby incorporated herein by reference).
3.1	(a)	Limited Liability Company Agreement of Consolidated Container Company LLC. (The Limited Liability Company Agreement, included as Exhibit 3.1(b) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
3.2	(b)	Certificate of Formation of Consolidated Container Holdings LLC. (The Certificate of Formation, included as Exhibit 3.7(a) to the registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
3.3	(b)	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC. (The Limited Liability Company Agreement, included as Exhibit 3.7(b) to the Registration Statement as filed on January 21, 2000 is incorporated by reference.)
4.1	(a)	Indenture dated as of July 1, 1999 among Consolidated Container Company LLC and Consolidated Container Capital, Inc. as Issuers, the Subsidiary Guarantors listed therein and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.1 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
4.1	(b)	Supplemental Indenture dated as of March 31, 2000 among Consolidated Container Company LLC and Consolidated Container Capital, Inc., as issuers, Reid Plastics Group LLC, Plastics Containers LLC, Continental Plastic Containers LLC, Continental Caribbean Containers LLC and Franklin Plastics Holdings LLC, as guarantors, and the Bank of New York, as trustee. (The Supplemental Indenture, included as Exhibit 4.1 to the 8-K as filed on May 12, 2000 is incorporated herein by reference.)
4.2		Form of 10 1/8% Senior Subordinate Note due 2009 and annexed Guarantees. (The Form of Note, included as Exhibit 4.2 to Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.1	(a)	Credit Agreement dated as of July 1, 1999 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent and Donaldson, Lufkin & Jenrette Securities Corporation, as Syndication Agent. (The Credit Agreement, included as Exhibit 10.1 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.1	(b)	First Amendment dated as of April 25, 2000 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent and Credit Suisse First Boston, as Syndication Agent. (The First Amendment, included as Exhibit 10.1(b) to the 10-K as filed on April 2, 2001 is incorporated herein by reference.)

10.1	(c)	Second Amendment dated as of March 28, 2001 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, Morgan Guaranty Trust Company of New York, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Second Amendment, included as Exhibit 10.1(c) to the 10-K as filed on April 2, 2001 is incorporated herein by reference.)
10.1	(d)	Assignment and Assumption Agreement dated as of March 31, 2000 between Consolidated Container Company LLC and Franklin Plastics Holdings LLC. (Assignment and Assumption Agreement, included as Exhibit 10.1 to the 8-K as filed on May 12, 2000 is incorporated herein by reference.)
10.1	(e)	Third Amendment dated as of November 12, 2001 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (Filed herewith.)
10.1	(f)	Fourth Consent dated as of February 15, 2002 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (Filed herewith.)
10.1	(g)	Modification to Fourth Consent dated as of February 22, 2002 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (Filed herewith.)
10.1	(h)	Fifth Amendment and Agreement to Credit Agreement and First Amendment to the Security Agreement dated as of February 27, 2002 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Fifth Amendment, included as Exhibit 10.1 to the 8-K as filed on March 4, 2002 is incorporated herein by reference.)
10.2		Pledge Agreement dated as of July 1, 1999 by Consolidated Container Holdings LLC, Consolidated Container Company LLC, the Subsidiary Guarantors and each other Subsidiary of Consolidated Container Company LLC that is required to execute a counterpart thereof and Bankers Trust Company as Collateral Agent. (The Pledge Agreement, included as Exhibit 10.2 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.3		Security Agreement dated as of July 1, 1999 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Subsidiaries and Bankers Trust Company as Collateral Agent. (The Security Agreement, included as Exhibit 10.3 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.4		Subsidiary Guaranty dated as of July 1, 1999 by Reid Plastics Group LLC, Plastic Containers LLC, Continental Plastic Containers LLC and Continental Caribbean Containers, Inc. (The Subsidiary Guaranty, included as Exhibit 10.4 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.6		Trademark License Agreement dated as of July 1, 1999 between Continental Can Company, Inc., Consolidated Container Holdings LLC and Consolidated Container Company LLC. (The Trademark License Agreement, included as Exhibit 10.6 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.7		Management Agreement dated as of April 29, 1999 among Consolidated Container Holdings LLC, Consolidated Container Company LLC and Vestar Capital Partners III, L.P. (The Management Agreement, included as Exhibit 10.7 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.9	(a)*	Consolidated Container Holdings LLC 1999 Unit Option Plan. (The Unit Option Plan, included as Exhibit 10.9(a) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.9	(b)*	Form of Option Agreement relating to the Consolidated Container Holdings LLC 1999 Unit Option Plan. (The Form of Option Agreement, included as Exhibit 10.9(b) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.9	(c)*	Special Unit Acquisition, Ownership and Redemption Agreement relating to the Consolidated Container Holdings LLC 1999 Unit Option Plan. (The Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(c) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.10	(a)*	Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Replacement Units Option plan, included as Exhibit 10.10(a) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.10	(b)*	Form of Original Consolidated Container Holdings LLC Replacement Units Option Agreement for Option Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(b) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.10	(c)*	Form of Modified Consolidated Container Holdings LLC Replacement Units Option Agreement for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan, (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(c) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.11*		Long-Term Incentive Plan. (The Long-Term Incentive Plan, included as Exhibit 10.11 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.12*		Employment Agreement dated as of July 5, 1999 between Consolidated Container Company LLC and Peter Bernon. (The Employment Agreement, included as Exhibit 10.12 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.13*		Employment Agreement dated as of July 2,1999 between Consolidated Container Company LLC and William Estes. (The Employment Agreement, included as Exhibit 10.13 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.15*		Employment Agreement dated as of July 5, 1999 between Consolidated Container Company LLC and Henry Carter. (The Employment Agreement, included as Exhibit 10.15 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.16*		Amended and Restated Employment Agreement dated as of September 15, 1998 by and between Reid Plastics, Inc. and B. Joseph Rokus. (The Amended and Restated Employment Agreement, included as Exhibit 10.16 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.17	Employment Agreement dated as of August 13, 2001 between Consolidated Container Company LLC and Stephen Macadam (filed herewith).
21	List of Subsidiaries of the Registrant. (The List of Subsidiaries, included as Exhibit 21 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
99.1	Contribution and Merger Agreement by and among Suiza Foods Corporation, now known as Dean Foods Company, Franklin Plastics, Inc. and affiliates, Vestar Packaging LLC, Reid Plastics Holdings, Inc. and Affiliates, Consolidated Container Holdings LLC, Consolidated Container Company LLC and Reid Plastics Group LLC dated as of April 29, 1999, as amended (incorporated herein by reference to Exhibit 2.1 of Suiza Foods Corporation's Current Report on Form 8-K dated July 19, 1999.)
99.2	Amendment No. 1 to Contribution and Merger Agreement dated June 28, 1999 (incorporated herein by reference to Exhibit 2.2 of Suiza Foods Corporation's Current Report on Form 8-K dated July 19, 1999.)
99.3	Amendment No. 1 to Contribution and Merger Agreement dated June 28, 1999 (incorporated herein by reference to Exhibit 2.2 of Suiza Foods Corporation's Current Report on Form 8-K dated July 19, 1999.)

*
Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form10-K pursuant to Item 14(c).

(b) Current Reports on Form 8-K

        During the fourth quarter of 2001, we filed one form 8-K dated November 2, 2001. The report, made under cover of Item 5, discusses a bank waiver obtained for covenant violations on the third quarter financials and the possibility of negotiations for a bank amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CONTAINER COMPANY LLC
By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer
Dated: March 29, 2002

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD V. DAVIS Ronald V. Davis	Chairman of the Management Committee	March 29, 2002
/s/ B. JOSEPH ROKUS B. Joseph Rokus	Vice Chairman of the Management Committee	March 29, 2002
/s/ STEPHEN E. MACADAM Stephen E. Macadam	President, Chief Executive Officer and Manager (principal executive officer)	March 29, 2002
/s/ TYLER L. WOOLSON Tyler L. Woolson	Chief Financial Officer (principal financial officer)	March 29, 2002
/s/ RICHARD P. SEHRING Richard P. Sehring	Senior Vice President, Finance and Accounting and Chief Accounting Officer (principal accounting officer)	March 29, 2002
/s/ WILLIAM G. BELL William G. Bell	Manager	March 29, 2002
/s/ JAMES P. KELLEY James P. Kelley	Manager	March 29, 2002
/s/ LEONARD LIEBERMAN Leonard Lieberman	Manager	March 29, 2002
/s/ RICHARD L. ROBINSON Richard L. Robinson	Manager	March 29, 2002
/s/ JOHN R. WOODARD John R. Woodard	Manager	March 29, 2002

INDEPENDENT AUDITORS' REPORT

To the Management Committee of
    Consolidated Container Company LLC
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), member's equity, and cash flows, for the period from January 1, 1999 through July 1, 1999 (Predecessor Period), and for the period from July 2, 1999 through December 31, 1999, and years ended December 31, 2000 and 2001 (Successor Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Consolidated Container Company LLC and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows, for the period from January 1, 1999 through July 1, 1999 (Predecessor Period) and for the period from July 2, 1999 through December 31, 1999, and years ended December 31, 2000 and 2001 (Successor Period), in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2002

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 2001

(Amounts in thousands)

	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,956	$1,187
Investment securities	123	114
Accounts receivable, net of allowance for doubtful accounts of $8,732 and $4,623	87,001	82,945
Inventories	39,516	42,702
Prepaid expense	2,524	2,010
Other receivables	10,123	15,727

Total current assets	148,243	144,685
PROPERTY AND EQUIPMENT, Net	314,466	295,728
INTANGIBLES AND OTHER ASSETS	538,916	520,018

	$1,001,625	$960,431

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,323	$84,561
Accrued liabilities	35,977	42,370
Revolving credit facility	34,500	23,000
Current portion of long-term debt	22,996	29,125

Total current liabilities	162,796	179,056
LONG-TERM DEBT	530,971	501,869
OTHER LIABILITIES	29,417	45,512
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's equity	279,032	248,286
Foreign currency translation adjustment	(591)	(862)
Minimum pension liability adjustment	—	(13,430)

Total member's equity	278,441	233,994

	$1,001,625	$960,431

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Period From January 1, 1999 Through July 1, 1999 (Predecessor)	Period From July 2, 1999 Through December 31, 1999 (Successor)	Year Ended December 31, 2000 (Successor)	Year Ended December 31, 2001 (Successor)
NET SALES	$85,423	$388,665	$754,649	$786,695
COST OF SALES	67,411	315,218	626,965	694,219

GROSS PROFIT	18,012	73,447	127,684	92,476
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,001)	(37,052)	(50,146)	(62,753)
RESTRUCTURING (CHARGES) CREDITS	—	(8,766)	3,992	(3,778)
CONTRACT DISPUTE SETTLEMENT & OTHER	—	—	—	(6,626)

OPERATING INCOME	9,011	27,629	81,530	19,319
INTEREST EXPENSE, Net	(4,484)	(27,155)	(58,581)	(50,485)
OTHER INCOME (EXPENSE)	478	250	(22)	(33)

INCOME BEFORE INCOME TAXES	5,005	724	22,927	(31,199)
INCOME TAX EXPENSE	(2,890)	—	—	—
MINORITY INTEREST IN SUBSIDIARIES	250	183	243	—

INCOME BEFORE EXTRAORDINARY ITEM	2,365	907	23,170	(31,199)
EXTRAORDINARY ITEM, EARLY EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT OF $781	(1,171)	—	—	—

NET INCOME (LOSS)	1,194	907	23,170	(31,199)
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	72	(50)	(73)	(271)
Minimum pension liability adjustment	—	—	—	(13,430)

COMPREHENSIVE INCOME (LOSS)	$1,266	$857	$23,097	$(44,900)

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S, EQUITY

(Amounts in thousands)

	Members Equity	Common Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 1, 1999 (Predecessor)
BALANCE, JANUARY 1, 1999	$—	$55,293	$(3,507)	$(540)	$51,246
Net income	—	—	1,194	—	1,194
Foreign currency translation adjustment	—	—	—	72	72

BALANCE, JULY 1, 1999	$—	$55,293	$(2,313)	$(468)	$52,512

PERIOD FROM JULY 2, 1999 THROUGH DECEMBER 31, 2000 (Successor)
NEW CAPITALIZATION, JULY 2, 1999	$256,439	$—	$—	$(468)	$255,971
Net income	907	—	—	—	907
Foreign currency translation adjustment	—	—	—	(50)	(50)

BALANCE, DECEMBER 31, 1999	257,346	—	—	(518)	256,828
Net income	23,170	—	—	—	23,170
Foreign currency translation adjustment	—	—	—	(73)	(73)
Taxes paid on behalf of members	(1,484)	—	—	—	(1,484)

BALANCE, DECEMBER 31, 2000	279,032	—	—	(591)	278,441
Net loss	(31,199)	—	—	—	(31,199)
Foreign currency translation adjustment	—	—	—	(271)	(271)
Minimum pension liability adjustment	—	—	—	(13,430)	(13,430)
Stock based compensation	279	—	—	—	279
Taxes paid on behalf of members	174	—	—	—	174

BALANCE, DECEMBER 31, 2001	$248,286	$—	$—	$(14,292)	$233,994

See notes to consolidated financial statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Period From January 1, 1999 Through July 1, 1999	Period From July 2, 1999 Through December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
	(Predecessor)	(Successor)	(Successor)	(Successor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,194	$907	$23,170	$(31,199)
Adjustment to reconcile net income (loss) to net cash provided by operating activitites
Minority interest	(250)	(183)	(243)	—
Depreciation and amortization	7,173	25,783	47,756	48,429
Debt and refinancing cost amortization	—	1,069	3,476	3,806
Stock based compensation	—	—	—	279
Early retirement of debt	1,171	—	—	—
Provision for loss on accounts receivable	—	2,434	5,015	7,597
Currency translation	—	(50)	(73)	(271)
Gain on disposal of assets	—	(250)	(22)	33
Changes in operating assets and liabilities
Accounts receivable	(8,988)	(21,445)	7,138	(3,541)
Inventories	534	(2,236)	(73)	(3,186)
Prepaid expenses	697	(206)	132	514
Other receivables	(61)	(691)	(3,516)	(5,604)
Other assets	—	—	(2,944)	2,393
Accounts payable	804	11,456	19,005	15,237
Accrued liabilities	(1,774)	14,874	(22,100)	6,394
Other liabilities	(996)	(4,024)	(7,571)	2,278
Income taxes and other	525	—	—	—

Net cash provided by operating activities	29	27,438	69,150	43,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,129)	(24,940)	(68,179)	(44,059)
Proceeds from sale leaseback of assets	—	—	—	28,275
Net change in investments	—	3,128	5,361	9
Proceeds from disposal of property and equipment	58	590	3,526	6
Tax receipt (distribution) to the benefit of the members	—	—	(1,484)	174
Cash paid for acquisitions, net of cash acquired	—	4,605	—	—
Other assets	96	1,103	—	—

Net cash used in investing activities	(4,975)	(15,514)	(60,776)	(15,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving lines of credit	—	(10,000)	17,000	(11,500)
Principal payments on notes payable to banks	(113,356)	(4,924)	(14,156)	(22,471)
Payments on other notes payable and capital leases	(4,312)	(1,233)	(1,940)	(502)
Debt issuance cost	—	(22,108)	(1,388)	(860)
Issuance of member units, net of issuance cost	—	56,272	—	—
Borrowing under credit facilities	—	412,500	—	—
Issuance of senior subordinate notes	—	185,000	—	—
Repayment of PCI notes	—	(136,700)	—	—
Payments of Suiza Packaging debt	—	(372,459)	—	—
Capital contribution	122,117	(122,117)	—	—

Net cash provided by (used in) financing activities	4,449	(15,769)	(484)	(35,333)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(497)	(3,845)	7,890	(7,769)
CASH AND CASH EQUIVALANTS, BEGINNING OF PERIOD	5,408	4,911	1,066	8,956

CASH AND CASH EQUIVALANTS, END OF PERIOD	$4,911	$1,066	$8,956	$1,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,517	$13,625	$55,157	$48,633

Net cash (received) paid during the period for income taxes	$506	$—	$—	$—

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Organization—On July 2, 1999, Reid Plastics, Inc., a wholly owned subsidiary of Reid Plastics Holdings, Inc., acquired substantially all of the U.S. plastics packaging assets of Franklin Plastics, Inc. ("Franklin") and Plastic Containers, Inc. ("PCI"), each of which had been subsidiaries of Suiza Foods Corporation ("Suiza"), now known as Dean Foods Company. Suiza managed the operations of Franklin and its subsidiaries and PCI and its subsidiaries as one entity called "Suiza Packaging." Vestar Capital Partners III, through its controlled affiliate Vestar Reid LLC, owned 82.6% of Reid Plastics Holdings, Inc. prior to the acquisitions of Franklin and PCI. The acquisitions were effected by contributions and mergers under a Contribution and Merger Agreement dated as of April 29, 1999, among Suiza, Franklin, Suiza's domestic plastics subsidiaries, Vestar Packaging LLC, Reid Plastics Holdings, Inc., Reid Plastics, Inc.'s domestic plastic subsidiaries, Reid Plastics Group LLC, Consolidated Container Holdings LLC ("Holdings"), a Delaware limited liability company and the 100% owner of Consolidated Container Company LLC, and Consolidated Container Company LLC, a Delaware limited liability company (the "Company"). We summarize below the contributions and mergers:

  •
  Vestar Packaging, which is controlled by Vestar Capital Partners III, received 20.4% of the member units in Holdings in exchange for its contribution of $60.8 million in cash to Holdings.

  •
  Reid Plastics Holdings, Inc., which has been indirectly controlled by Vestar Capital Partners III, received 30.4% of the member units in Holdings in exchange for causing:

  •
  Reid Plastics, Inc. and each of its domestic subsidiaries to merge into Reid Plastics Group LLC

  •
  Reid Plastics, Inc.'s Canadian subsidiaries to become wholly owned subsidiaries of Reid Plastics Group LLC

  •
  Reid Plastics, Inc.'s equity interest in its Mexican joint venture, Reid Mexico, S.A. de C.V., to become owned by Reid Plastics Group LLC

  •
  Franklin, which has been controlled by Suiza, received 48.9% of the member units in Holdings in exchange for:

  •
  Its contribution of the limited liability company interests of PCI to the Company

  •
  The contribution of substantially all of its assets to the Company by the merger of the subsidiaries of Franklin into the Company

        In connection with the mergers and contributions described above, the following transactions were completed:

  •
  The issue of $185,000,000 in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2009 of the Company and Consolidated Container Capital, Inc. ("Capital"), a Delaware corporation

  •
  The entering into of a new $485,000,000 senior credit facility

  •
  The consent solicitation and tender offer by PCI for its outstanding 10% Senior Secured Notes due in 2006

  •
  The repayment of substantially all of the outstanding debt of Reid Plastics, Inc. and Franklin, the redemption of the preferred stock of Franklin, plus the payment of certain accrued interest and dividends on the debt and preferred stock of Franklin, aggregating approximately

    $372,500,000. Regarding the repayment of the existing debt of Reid Plastics, Inc., $1,952,000 of unamortized deferred financing costs were written off and recorded as an extraordinary loss on early extinguishment of debt

        The acquisition of Suiza Packaging has been accounted for using the purchase method of accounting with Reid Plastics, Inc. being the accounting acquiror. The consolidated balance sheet as of December 31, 1999 reflects the allocation of the purchase price and the related accounting adjustments, including goodwill. Assets acquired and liabilities assumed were as follows (amounts in thousands):

Total purchase price, net of cash acquired ($4,605)	$140,723
Fair value of net liabilities acquired:
Fair value of assets acquired	312,573
Fair value of liabilities assumed	(596,376)

Total net liabilities acquired	(283,803)

Goodwill	$424,526

        The excess of the purchase price over the fair value of the net assets was $424,526,000, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

        Business Operations—The Company develops, manufactures and distributes a wide range of custom extrusion blow-mold plastic containers for the dairy, juice and water industries, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products. Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information."

        Consolidated and Foreign Operations—The Company maintains several wholly owned subsidiaries in the United States and Canada. In addition, as of December 31, 2000 and 2001, the Company owns 51% of Reid Mexico S.A. de C.V., which operates exclusively in Mexico. Subsequent to year-end, the Company purchased the remaining 49% of the Mexico operation. The Company's foreign operations are not significant.

        All significant inter-company accounts and transactions have been eliminated in consolidation.

        Translation of Foreign Currencies—The Company considers the functional currency under SFAS No. 52, "Foreign Currency Translation," to be the local currency for its Canadian subsidiaries and its Mexican subsidiary.

        Assets and liabilities of the Company's Canadian and Mexican subsidiaries are converted to U.S. dollars using the current exchange rate at period-end, and revenues and expenses of these subsidiaries are translated at the average exchange rate during the period, with the resulting translation adjustment made to a separate component of member's equity.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Cash and Cash Equivalents—Included in cash and cash equivalents are highly liquid cash investments with remaining maturities at date of purchase of three months or less.

        Investment Securities—Investment securities consist of held-for-trading U.S. government obligations, certificates of deposit, eurodollar deposits and highly rated commercial paper, all of which are due within one year. These investment securities are stated at market value.

        Other Receivables—Vendor rebate receivables are included in the Company's other receivables. Receivables from the Company's vendors under volume rebate programs are recorded in the same period that the purchases are recorded and volume thresholds are achieved.

        Inventories—Inventories consist of raw materials, spare parts and supplies, and finished goods. Inventories are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. Finished goods inventories include raw materials, direct and indirect labor costs, and factory overhead.

        Property and Equipment—Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets. Plant and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

        Estimated useful lives are as follows:

Asset	Useful Life

Buildings	25 to 40 years
Machinery and equipment	5 to 20 years
Furniture and fixtures	3 to 10 years

        Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred.

        Intangible Assets—Intangible assets include primarily goodwill and are stated at cost. Goodwill is amortized using the straight-line method over 40 years. Deferred financing costs are amortized over the term of the related debt using the effective interest method. Payments relating to noncompete agreements and multiple-year management contracts are amortized over the term of the applicable agreement or contract.

        Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 2001

        Insurance—The Company purchases commercial insurance policies to cover its insurance risks; however, certain of its subsidiaries are self-insured in certain states for workers' compensation, general liability and property and casualty coverages in excess of varying deductible amounts. Self-insurance liabilities are accrued based on claims filed and estimates for claims incurred but not reported.

        Income Taxes—As a limited liability company, the Company is generally not subject to Federal, or except on a limited basis, state income taxes. However, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required.

        Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation".

        Impairment of Long-Lived Assets—The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.

        Derivative Financial Instruments—The Company entered into interest-rate cap agreements to reduce the impact of fluctuations in interest rates on its floating-rate long-term debt. Effective October 4, 1999, the Company entered into an interest-rate cap agreement with the lender. The interest rate cap was for a notional amount of $75 million and effectively caps the interest rate at 7%. The agreement terminated October 9, 2001 and was not renewed. The fair value of this agreement at December 31, 2000, was not material.

        Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consists primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high-credit qualified financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Sales to one customer amounted to approximately 12% and 16% of the Company's net sales for the years ended December 31, 2000 and 2001, respectively. Accounts receivable from this customer amounted to approximately $12,000,000 and $19,900,000 at December 31, 2000 and 2001, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. If such evaluations indicate substantial credit risk, the Company may choose not to do business with the customer, or at a minimum, require cash payments upon delivery of goods. Although, the Company does not currently obtain collateral upon extension of credit, it would be considered if deemed necessary based upon the credit evaluation.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amounts of the senior subordinated notes are a reasonable estimate of their fair value based on interest rates and other terms currently available to the Company. The carrying amounts of the term loans under the senior credit facility approximate their respective estimated fair values since floating rates, which approximate current market rates, are charged on these notes.

        Recently Issued Accounting Pronouncements—In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

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

        In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Company is in the process of completing its initial assessment of the anticipated impact of SFAS No. 142 on its financial condition and results of operations and this process should be complete by the end of the second quarter of fiscal

2002. We expect the impact to be significant. The historical impact of not amortizing goodwill would have increased net income for the period from January 1, 1999 through July 1, 1999 by $1,491,000, for the period July 2, 1999, through December 31, 1999, by $6,665,000 and for the years ended December 2000 and 2001 by $13,652,000 and $13,545,000, respectively. Impairment reviews may result in future periodic write-downs.

        On January 1, 2001, the Company adopted SFAS Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge.

        The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $75 million as of December 31, 2000, and was effective through October 9, 2001. The Company accounted for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap was reflected in other assets in the accompanying consolidated balance sheet. The fair value of the interest rate cap was not material as of December 31, 2000. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

        Revenue Recognition—Sales and related cost of sales are recognized upon the earlier of shipment of products or acceptance by the customer.

        Reclassifications—Certain accounts have been reclassified to conform to current year presentation.

2.    INVENTORIES

        Inventories consist of the following at December 31, 2000 and 2001:

	2000	2001
	(Amounts in Thousands)
Raw materials	$20,548	$19,969
Parts and supplies	2,985	4,618
Finished goods	15,983	18,115

	$39,516	$42,702

3.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31, 2000 and 2001:

	2000	2001
	(Amounts in Thousands)
Land	$9,530	$10,512
Buildings	22,465	22,847
Leasehold improvements	18,900	15,784
Machinery and equipment	270,069	293,836
Equipment under capital leases	10,916	10,035
Furniture and equipment	6,577	5,791

	338,457	358,805
Less accumulated depreciation	(81,703)	(96,900)

	256,754	261,905
Construction in progress	57,712	33,823

	$314,466	$295,728

        In 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28,275,000. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments total $4,399,000. The assets were sold at cost.

4.    INTANGIBLE AND OTHER ASSETS

        Intangible and other assets consist of the following at December 31, 2000 and 2001:

	2000	2001
	(Amounts in Thousands)
Goodwill	$540,708	$538,873
Deferred financing costs	23,496	24,355
Noncompete agreement	2,102	2,086
Deposits and other	5,338	5,088

	571,644	570,402
Less accumulated amortization	(32,728)	(50,384)

	$538,916	$520,018

        Goodwill—In 2001, goodwill was reduced by approximately $1,835,000 when estimates of the remaining liabilities for closed facilities changed.

        Non-compete Agreement—In 1997, the Company entered into a five-year noncompete agreement with a former management shareholder. During 1998, the noncompete agreement was revised to guarantee payments totaling $400,000 per year for five years. In addition, a non-guaranteed portion of up to $8,193,000 will be paid based on the valuation of the Company during future ownership changes. No amount was required to be recorded at December 31, 2000 and 2001 for potential non-guaranteed payments.

5.    ACCRUED LIABILITIES

        Accrued liabilities consist of the following at December 31, 2000 and 2001:

	2000	2001
	(Amounts in Thousands)
Provision for severance and lease commitments	$2,843	$3,578
Employee compensation and benefits	8,927	11,479
Accrued interest	11,850	9,765
Accrued real estate and personal property taxes	2,030	1,846
Accrual for customer claims	3,177	9,871
Other	7,150	5,831

	$35,977	$42,370

6.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

        Long-term debt consists of the following at December 31, 2000 and 2001:

	2000	2001
	(Amounts in Thousands)
Senior subordinated notes	$185,000	$185,000
Senior credit facility—term loans	366,475	345,375
Capital lease obligations	2,492	619

	553,967	530,994
Less current portion	(22,996)	(29,125)

	$530,971	$501,869

        In connection with the mergers and contributions (Note 1), the Company issued notes in a private placement under Rule 144A of the Securities Act of 1933 and entered into a new Senior Credit Facility and Revolving Credit Facility.

        Senior Subordinated Notes—The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185,000,000. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. The fair value of the Company's long-term debt is based on quoted market prices. At December 31, 2001, the estimated fair value of the Notes was $140,600,000.

        Senior Credit Facility—The Senior Credit Facility (the "Facility") consists of three tranches of term loans in a total principal amount of $485,000,000 and a $110,000,000 revolving credit facility (the "Revolver"). The term loan facilities and Revolver are summarized below:

  —
  Tranche A—The tranche A term loan was originally $150,000,000 in principal, of which $116,250,000 was outstanding at December 31, 2001. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

  —
  Tranche B—The tranche B term loan was originally $235,000,000 in principal, of which $229,125,000 was outstanding at December 31, 2001. The Company is required to repay installments on the tranche B term loan in annual principal amounts of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

  —
  Tranche C—The tranche C term loan totals $100,000,000 in principal and is uncommitted. Through July 2, 2002, the Company may request one or more lenders under the Facility to make one or more tranche C term loans, if the Company satisfies specified financial ratios and other conditions. The facility may, alternatively, take the form of additional revolving credit loans under the Revolver or a combination of one or more tranche C term loans and additional revolving credit loans. The lenders are not required, however, to make any tranche C term loans.

        Revolving Credit Facility—At December 31, 2001, the Company had $23,000,000 outstanding under the Revolver, as amended. Of the revolving credit facilities, $36,500,000 was converted to a term loan in 2002, with the remainder of the commitment maturing on July 2, 2005. Additionally, the Company had approximately $14,853,000 of outstanding letters of credit under the Revolver.

        The Company pays a commitment fee on the unused commitments under the revolving credit facility, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee.

        Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Bankers Trust Company, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Bankers Trust Company in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At December 31, 2001, the margin on base rate and eurodollar rate loans was 1.25% and 2.25%, respectively, for tranche A and the revolving credit facility and 1.75% and 2.75%, respectively, for tranche B. Depending on their maturity dates, the various borrowing types bear interest at the following rates as of December 31, 2001:

Interest Rates

Revolver—eurodollar	4.3 - 4.9%
Revolver—base rate	6.0%
Tranche A Term Loan	4.2 - 4.3%
Tranche B Term Loan	5.0%

        The obligations under the Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and Capital and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as non-guarantor subsidiaries are considered inconsequential. (See Note 14)

        The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Facility also requires the Company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. In addition, the notes and Facility restrict the Company's ability to pay dividends. The facility was amended in order to provide a waiver from the bank for the covenant violations as of September 30, 2001, through February 28, 2002. In addition, the Company agreed to reduce the revolving credit facilities by $25 million to $110 million and to restrict outstandings under the revolver to no more than $80 million from November 12, 2001 through February 28, 2002. In February 2002, the facility was again amended changing the covenant restrictions, available borrowings under the revolving facility, and applicable margin on interest rates and adding guarantees of certain revolving credit borrowings by the principal owners of the Company. (See Note 15)

        Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at December 31, 2001, were as follows (amounts in thousands):

Year ending December 31,
2002	$28,600
2003	36,100
2004	39,850
2005	74,270
2006	111,040
Thereafter	240,515

$530,375

Subsequent to December 31, 2001, $36,500,000 outstanding on the Revolver was converted into a term loan, thereby adding additional maturities of $6,083,000 in 2002, $12,167,000 in 2003 and 2004, and $6,083,000 in 2005.

7.    OTHER LIABILITIES

        Other liabilities consist of the following at December 31, 2000 and 2001:

	2000	2001
	(Amounts in Thousands)
Noncancellable lease commitments on closed facilities	$7,595	$7,122
Obligation under noncompete agreement	685	285
Accrued terminated employee benefit plan obligation	1,457	—
Insurance reserve	6,373	9,537
Deferred income	6,042	7,195
Accrued pension	—	14,066
Accrued post-retirement benefits	6,661	7,021
Other	604	286

	$29,417	$45,512

8.    RESTRUCTURING ACCRUALS

        In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The $3,778,000 restructuring charge included severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location. As a part of the decision to relocate its corporate offices during 2001, the Company repurchased a former executive's replacement options for approximately $643,000 and has included this amount in the restructuring charges in the consolidated statement of operations for the year ended December 31, 2001. In addition, compensation expense related to the granting of certain replacement options to a former executive for approximately $279,000 has been recorded in the restructuring charges and as an adjustment to member's equity for the year ended December 31, 2001.

        In connection with the acquisition of Suiza Packaging in 1999, the Company developed a restructuring plan to pursue opportunities for cost reduction and operation synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4,616,000, which includes $1,914,000 for severance and other personnel related cost and $2,702,000 for facility closing cost in connection with the closing of certain Suiza Packaging facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1,541,000 for severance and other personnel-related costs relative to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7,225,000 in connection with plans to close certain Reid manufacturing facilities. Of this charge, $611,000 represents severance and other personnel-related costs and $6,614,000 represents remaining commitments under noncancellable operating leases and other facility closing costs.

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

        In connection with the 1997 acquisition, the Company's predecessor accrued the estimated cost associated with a restructuring plan when recording the acquisition under the purchase method. The components of the restructuring charges were primarily severance cost and closed facilities subject to operating leases. During 1998, the Company's predecessor finalized its plan and purchase accounting entries.

        Reconciliation of the pre-acquisition and post-acquisition restructuring expenses during 1999, 2000, and 2001 were as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in Thousands)
Predecessor
Balance at December 31, 1998	$7,420	$3,874	$—	$—
1999 charges	(770)	(779)	—	—

Balance at July 1, 1999	6,650	3,095	—	—
Successor
Closed facilities subject to operating leases	—	2,702	6,614	—
Severance cost	—	1,914	2,152	—
1999 charges	(273)	(866)	(817)	—

Balance at December 31, 1999	6,377	6,845	7,949	—
Charge reversal for sublease arrangements	(2,238)	—	(1,754)	—
2000 charges	(246)	(3,907)	(3,004)	—

Balance at December 31, 2000	3,893	2,938	3,191	—
Severance cost	—	—	—	2,551
Executive option repurchase	—	—	—	643
Closed facility subject to operating lease	—	—	—	305
Charge reversal for changes in scheduled plant closings	—	(1,836)	—	—
2001 charges	(58)	(691)	(2)	(635)

Balance at December 31, 2001	$3,835	$411	$3,189	$2,864

        Items charged to the accrual in 1999, 2000 and 2001 were cash items.

9.    EMPLOYEE BENEFITS

        The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and contributes to various multi employer union pension plans.

        Defined Benefit Plans—The Company succeeded to a defined benefit pension plan for substantially all salaried employees of PCI hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit sharing annuity. The profit sharing annuity is based on the amount of profit sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993, is governed by the terms of the plan in effect at the time the termination occurred. The plan was frozen for future accruals as of December 31, 1999. In addition, the Company maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997, whose compensation level exceeds the limits within the defined benefit pension plan. The Plan was frozen for future accruals as of September 1, 1998.

        The Company also succeeded to a noncontributory defined benefit pension plan for substantially all hourly employees of PCI who have attained 21 years of age. Plan benefits vary by location and by union contract, but are based primarily on years of service and the employee's highest wage classification for 12 consecutive months in the five-year period prior to retirement. Normal retirement is at age 65, with at least a five-year period of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

        Subject to the limitation on deductibility imposed by federal income tax laws, the Company's policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds, and U.S. government and government agency obligations.

        Post-retirement Benefits Other Than Pensions—The Company provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993. The Company's policy is to fund the cost of medical benefits as claims are issued.

        At July 2, 1999, as part of the purchase accounting adjustments regarding the Suiza Packaging acquisition, the accrued pension liability and accrued post-retirement benefit liability were adjusted to fair value, and all previously unrecognized gains and losses were recognized as part of the purchase allocation.

        The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension and post-retirement benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 2001
	(Amounts in Thousands)
Change in Benefit obligation
Benefit obligation at beginning of year	$63,901	$68,304	$5,726	$5,900
Service cost	969	941	88	98
Interest cost	4,994	5,133	438	431
Amendments	535	101	—	—
Actuarial loss (gain)	2,468	4,737	(137)	(227)
Curtailment	37	—	—	—
Benefits paid	(4,600)	(5,056)	(215)	(67)

Benefit obligation at December 31	68,304	74,160	5,900	6,135
Change in plan assets:
Fair value of plan assets at beginning of year	68,295	69,611	—	—
Actual return on plan assets	5,891	(4,623)	—	—
Employer contribution	25	140	215	67
Plan participant contribution	—	—	209	247
Benefits paid	(4,600)	(5,056)	(424)	(314)

Fair value of plan assets at December 31	69,611	60,072	—	—
Funded status	1,307	(14,088)	(5,900)	(6,135)
Unrecognized actuarial loss (gain)	(1,963)	13,452	(469)	(696)
Unrecognized prior service cost	516	416	—	—

Accrued benefit cost	$(140)	$(220)	$(6,369)	$(6,831)

The amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$924	$—	$—	$—
Accrued benefit liability	(1,064)	(14,066)	(6,369)	(6,831)
Intangible asset	—	416	—	—
Accumulated other comprehensive income	—	13,430	—	—

Net amount recognized	$(140)	$(220)	$(6,369)	$(6,831)

Weighted average assumptions as of December 31:
Discount rate	7.75%	7.25%	7.75%	7.25%
Expected asset return	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%
Health Care Cost Trend Rates:
Subsequent year			6.00%	11.00%
Ultimate			6.00%	6.00%

        The components of the net period cost for the year ended December 31, 2000 and 2001 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 2001
	(Amounts in Thousands)
Service Cost	$969	$941	$99	$98
Interest Cost	4,994	5,133	437	431
Expected return on plan assets	(5,949)	(6,055)	—	—
Amortization of prior service cost	18	201	—	—
Recognized actuarial loss due to curtailment	37	—	—	—

Net Periodic benefit cost	$69	$220	$536	$529

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2001 and the postretirement benefit obligation as of December 31, 2001 by $59,000 and $503,000 respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2001 and the postretirement benefit obligation as of December 31, 2001, by $52,000 and $463,000, respectively.

        Defined Contribution Plan—Certain non-organized employees are eligible to participate in a 401(k) employee savings plan. Employees who have completed six months or more years of service and have met other requirements of the plan are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 20% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 50% of the employee's first 6%. The matching contributions vest 100% after four years.

        Certain unionized employees are eligible to participate in a Savings Plan. Eligibility rules vary based upon the terms of the respective applicable location's collective bargaining agreement.

        The Company's defined contribution plan expense was, $138,000 for the period January 1, 1999, through July 1, 1999, and $581,000 for the period July 2, 1999, through December 31, 1999, $1,135,000 for the year ended December 31, 2000, and $1,772,000 for the year ended December 31, 2001.

        Multi-employer Plans—The Company's PCI subsidiary contributes to various multi-employer union pension plans under its labor agreements. The Company's expense related to these plans was $0 for the period January 1, 1999, through July 1, 1999, and $464,000 for the period July 2, 1999, through December 31, 1999, $949,000 for the year ended December 31, 2000, and $996,000 for the year ended December 31, 2001.

        Stock Option Plan—During 1998, Suiza Packaging adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan were exercisable over a three-year period from the date of grant and could become exercisable upon the termination of an individual's employment following a change in control. As a result of the Company's merger, participants were able to convert options granted under the plan to the Modified Replacement Option Plan. As a result, 116,964 shares outstanding under the plan were converted to the Company's units, using a conversion rate of 2.94295, resulting in 344,167 options outstanding at July 2, 1999, none of which were exercisable at that date. As of December 31, 2001, there were 168,656 options outstanding with an average strike price of $5.37 per member unit.

        In addition, Holdings adopted a 1999 Unit Option Plan to provide some of the Company's managers and other key employees with options to acquire up to 596,206 or 5.5%, on a fully diluted basis, of the member units of Holdings. This plan was subsequently expanded to 875,000 options to acquire member units of Holdings. As of December 31, 2001 there were 804,650 options outstanding with an average exercise price of $23.94 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

        The members of Holdings have agreed that, upon exercise of 344,167 options outstanding as of December 31, 2001, with a weighted exercise price of $7.99, some portion of the proceeds would be remitted to one of the members who would release its member units to the exercising party. The portion of the proceeds that were not remitted to the member would be remitted to Consolidated Container Company.

        Stock option activity from the period July 2, 1999, through December 31, 1999, and years ending December 31, 2000 and 2001 is summarized below:

	Shares	Weighted Average Exercise Price
Unexercised at July 2, 1999	344,167	$4.97
Granted	550,203	29.66
Forfeited or exercised	—	—

Unexercised at December 31, 1999	894,370	20.16
Granted	52,000	29.66
Forfeited or exercised	(86,759)	18.77

Unexercised at December 31, 2000	859,611	20.87
Granted	633,650	22.40
Forfeited or exercised	(519,955)	23.02

Unexercised at December 31, 2001	973,306	$20.72

         The following table summarizes the information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of exercise prices:
$3.40	119,774	7 years	$3.40	119,774	$3.40
$10.19	48,882	8 years	10.19	36,618	10.19
$10.50	307,500	10 years	10.50	—	10.50
$29.66	372,150	9 years	29.66	76,230	29.66
$40.00	125,000	10 years	40.00	—	40.00

        If the Company had elected to follow the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", in accounting for it's stock options, compensation expense would be recognized based on the fair value options at the date of the grant. This amount was not material for the period July 2, 1999, through December 31, 1999, and the years ending December 31, 2000 and 2001.

        Long-Term Incentive Plan—In 1999, Holdings adopted a bonus plan for certain of the Company's officers, other key employees, and outside consultants. If a liquidity event, as defined in the bonus plan, were to occur, then the management committee of Holdings would establish a bonus pool of cash equal to a formula based on the appreciation in value of the member units of Holdings. Those awarded grants under the bonus plan will share in the bonus pool, however payments will only be made if (1) a liquidity event occurs and (2) specified rates of return are realized by Vestar Packaging LLC and its affiliates on their investment in Holdings. To date, no awards have been made under the bonus plan.

10.  INCOME TAXES

        As a limited liability company, the Company is generally not subject to Federal or, except on a limited basis, state income taxes. However, the Company is required to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required. Total distributions recorded for the years ended December 31, 1999, 2000, and 2001 were $0, $1.5 million, and ($0.2) million, respectively, net of any refunds received on overpayment of prior year taxes. The Company estimates that there are no tax distributions payable for 2001.

        In addition, the members of Holdings will be subject to U.S. income taxes upon the distributions to the Company of unremitted earnings of the Company's foreign subsidiaries of $6,165,000, $7,003,000, and $7,896,000 as of December 31, 1999, 2000, and 2001 respectively. A determination of the U.S. income tax liability to the members is not practicable. However, it is management's intention that such unremitted earnings will be reinvested as part of the Company's ongoing foreign operations.

        The provision for income taxes attributable to the earnings before income taxes and extraordinary item consists of the following (amounts in thousands):

Period From January 1, 1999 Through July 1, 1999 (Predecessor)
Current	$(635)
Deferred	(1,926)
Foreign	(329)

Income tax (expense)	$(2,890)

        The tax expense (benefit) was different from the amount computed by applying the federal statutory rate to the earnings before income taxes and extraordinary item as follows (dollar amounts in thousands):

	Period From January 1, 1999 Through July 1, 1999
	Amount	Percent
Tax at federal statutory rate	$1,701	34%
Amortization of goodwill and other	575	12
State taxes	407	8
Valuation allowance	—	—
Other	207	4

Effective tax rate	$2,890	58%

11.  COMMITMENTS AND CONTINGENCIES

        Lease Commitments—The Company is obligated under capital leases for certain machinery and equipment, which expire in 2004.

        The Company leases certain property, plant and equipment used in its operations under noncancellable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from two to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense was $3,225,000 for the period January 1, 1999, $12,933,000 for the period July 2, 1999 through December 31, 1999, $26,951,000 for the year ended December 31, 2000 and $32,677,000 for the year ended December 31, 2001.

        Future minimum lease payments at December 31, 2001, are summarized below (amounts in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2002	$524	$17,247
2003	56	14,193
2004	56	9,313
2005	—	7,843
2006	—	5,349
Thereafter	—	13,000

Total minimum payments required *	636	$66,945

Less portion representing interest	17

Present value of minimum lease payments	$619

*
Minimum payments have not been reduced by minimum sublease rentals of $3,117 due in the future under noncancelable subleases.

        Contingencies—The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management's opinion, the settlement of such matters is not expected to have a material impact on the consolidated balance sheet.

        In addition, the Company is a party to employment agreements with certain officers which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances.

12.  RELATED PARTY TRANSACTIONS

        Management Agreement—In April 1999, the Company entered into a management agreement with Vestar Capital Partners to provide ongoing management services. The Company will pay to Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization of the prior year and all out-of-pocket expenses regarding these services.

        Simultaneously with the closing of the transactions, the Company entered into the following agreements:

  —
  Supply Agreements—The Company entered into supply agreements with Suiza. The prices for bottles and bottle components are based on the prices that were in effect in July 1999 between Suiza Foods and Suiza Packaging prior to the transactions and are subject to adjustment based on changes in raw material, manufacturing and delivery costs.

  —
  Trademark License Agreement—The Company entered into a trademark license agreement with Continental Can Company, Inc. ("Continental Can"), a wholly owned subsidiary of Suiza. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Suiza owns 10% or more of Holdings. Should Suiza's ownership interest fall below 10%, an annual royalty of $100,000 would be charged to the Company.

        The Company had sales to Suiza of approximately $70.8 and $96.6 million for the years ended December 31, 2000 and 2001, respectively. Accounts receivable from Suiza at December 31, 2000 and 2001 amounted to approximately $8.5 and $1.5 million, respectively.

13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Period Ended	Balance at Beginning of Period	Provision	Recoveries (Write-offs)	Other	Balance at End of Period
	(Amounts in Thousands)
Predecessor
July 1, 1999	$1,366	266	(160)	—	$1,472
Sucessor
December 31, 1999	$5,591	2,434	(1,325)	—	$6,700
December 31, 2000	$6,700	5,015	(2,983)	—	$8,732
December 31, 2001	$8,732	7,597	(11,706)	—	$4,623

14.  GUARANTOR FINANCIAL STATEMENTS

        Separate financial statements of the subsidiary guarantors are not included herewith as management has determined that such information is not material to investors because (i) the subsidiary guarantors constitute substantially all of the Company's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and (ii) Holdings is a holding company with no assets, operations or cash flow separate from its investment in the subsidiary guarantors.

15.  SUBSEQUENT EVENTS

        Effective February 27, 2002, the Company entered into an amendment to its Senior Credit Facility. Terms of the amendment include modification of certain covenants and the addition of others, an increase in interest margins by as much as 1.5%, and a reduction in commitments under the revolving loan facility to $54,500,000. In addition, through December 31, 2002 there is a interim cap on revolver borrowings of $43,500,000, which excludes the addition of a tranche 3 revolver of $15,000,000 that is guaranteed by the principal owners of Holdings.

        Effective January 1, 2002, the Company acquired the remaining 49% interest in its Mexico joint venture, Reid Mexico, S.A. de C.V. The purchase price of the stock was $3.1 million, of which $1.1 million was paid at closing, with the remainder to be paid prior to August 30, 2002.

******