Form 10-Q
period 2002-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2002-05-15
CIK 1095531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission File Number: 333-88157

CONSOLIDATED CONTAINER COMPANY LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2825338 (I.R.S. Employer Identification No.)

        3101 Towercreek Parkway, Suite 300,
Atlanta, Georgia 30339
(Address of principal executive offices)
Telephone number (678) 742-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days:

        Yes ☒    No ☐

As of May 15, 2002, there were 1000 of the registrant's member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC
INDEX

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements	3
CONDENSED CONSOLIDATED BALANCE SHEETS
At March 31, 2002 and December 31, 2001	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2002 and 2001	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and 2001	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K	19
Signature	20

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,419	$1,187
Investment securities	112	114
Accounts receivable (net of allowance for doubtful accounts of $3,476 and $4,623)	87,594	82,945
Inventories	48,383	42,702
Other current assets	24,910	22,321

Total current assets	171,418	149,269
PROPERTY AND EQUIPMENT, Net	293,180	295,728
GOODWILL	500,003	500,003
INTANGIBLES AND OTHER ASSETS	23,910	20,015

	$988,511	$965,015

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,240	$84,561
Accrued liabilities	52,650	46,954
Revolving credit facility	10,000	23,000
Current portion of long-term debt	39,919	29,125

Total current liabilities	189,809	183,640
LONG-TERM DEBT	521,700	501,869
OTHER LIABILITIES	46,392	45,512
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's equity	244,908	248,286
Foreign currency translation adjustment	(868)	(862)
Minimum pension liability adjustment	(13,430)	(13,430)

Total member's equity	230,610	233,994

	$988,511	$965,015

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
NET SALES	$177,330	$189,653
COST OF SALES	155,475	161,323

GROSS PROFIT	21,855	28,330
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	(13,165)	(9,188)
AMORTIZATION EXPENSE	(558)	(3,494)

OPERATING INCOME	8,132	15,648
INTEREST EXPENSE	(11,565)	(14,318)
OTHER INCOME (EXPENSE)	(71)	35

NET INCOME (LOSS)	(3,504)	1,365
OTHER COMPREHENSIVE LOSS—
Foreign currency translation adjustment	(6)	(192)

COMPREHENSIVE INCOME (LOSS)	$(3,510)	$1,173

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,504)	$1,365
Adjustment to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	9,822	13,125
Changes in operating assets and liabilities	(6,952)	(11,284)

Net cash from operating activities	(634)	3,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,864)	(14,233)
Proceeds from sale leaseback of assets	—	20,274
Net change in investments	2	4
Proceeds from disposal of property and equipment	77	—
Tax receipt (distribution) to the benefit of the members	126	(1,359)
Cash paid for acquisition	(1,100)	—

Net cash from investing activities	(7,759)	4,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	23,500	14,000
Principal payments on long-term debt	(5,875)	(4,308)

Net cash from financing activities	17,625	9,692

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,232	17,584
CASH AND CASH EQUIVALANTS, BEGINNING OF PERIOD	1,187	8,956

CASH AND CASH EQUIVALANTS, END OF PERIOD	$10,419	$26,540

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,295	$19,502

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and generally accepted accounting principles applicable to interim financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

        The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company ("Consolidated Container Holdings"). Consolidated Container Holdings is 30.4% owned by Reid Plastics Holdings Inc. and 20.4% owned by Vestar Packaging LLC, each of which are controlled by Vestar Capital Partners III L.P. and its affiliates, and 48.9% owned by a subsidiary of Dean Foods Company.

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The provisions of this accounting standard also required the completion of the transitional impairment test within six months of adoption, with any impairments identified as a cumulative effect of a change in accounting principle.

        In accordance with SFAS 142, the Company discontinued amortizing goodwill effective January 1, 2002. A reconciliation of previous reported net income (loss) to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended March 31,
	2002	2001
	(Amounts in Thousands)
Reported net income (loss)	$(3,504)	$1,365
Add: Goodwill amortization	—	3,386

Adjusted net income (loss)	$(3,504)	$4,751

        The Company is continuing to evaluate the other provisions of the standard including the impairment testing of goodwill. The Company will perform and report the results of the transitional impairment tests in the Company's June 30, 2002 financial statements. The impact could potentially be significant.

        The Company's purchased intangible assets, which consist primarily of customer contracts, are carried at cost of $8.2 million less accumulated amortization of $2.1 million. Amortization is computed over the estimated useful life of the respective assets, which is 2 - 10 years. The aggregate amortization of intangible assets for the three months ended March 31, 2002 was $0.6 million. The annual estimated amortization expense is as follows (amounts in thousands):

Nine months ending December 31, 2002	$1,923
Year ending December 31,
2003	1,900
2004	300
2005	300
2006	300
2007	300
Thereafter	1,025

$6,048

3.    INVENTORIES

        Inventories consisted of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(Amounts in Thousands)
Raw materials	$24,010	$19,969
Parts and supplies	4,648	4,618
Finished goods	19,725	18,115

	$48,383	$42,702

4.    REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Long-term debt consisted of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(Amounts In Thousands)
Senior credit facility—term loans	$376,250	$345,375
Senior subordinated notes	185,000	185,000
Capital lease obligations	369	619

	561,619	530,994
Less current portion	(39,919)	(29,125)

	$521,700	$501,869

        Effective February 27, 2002, the Company entered into an amendment to its Senior Credit Facility (the "Facility"). Terms of the amendment included modification of certain covenants and the addition of others, a reduction in commitments under the tranche 1 revolving loan facility, the addition of a tranche 3 revolver guaranteed by the principal owners of Consolidated Container Holdings, and an increase in interest margins by as much as 1.5%. Additionally, a $36.5 million tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. In conjunction with the amendment, the Company wrote off deferred financing costs in proportion to the decrease in the remaining overall borrowing capacity of the Facility. The write-off during the three months ended March 31, 2002 was approximately $0.5 million and is included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss). A description of terms of the Facility, as amended, follows.

        Credit Facilities—The Facility, as amended, consists of four tranches of term loans in a total principal amount of $521.5 million and a $69.5 million revolving credit facility consisting of two tranches. The term loan facilities and revolving facilities are summarized below:

  •
  Tranche A Term Loan—The tranche A term loan was originally $150.0 million in principal, of which $110.6 million was outstanding at March 31, 2002. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

  •
  Tranche B Term Loan—The tranche B term loan was originally $235.0 million in principal, of which $229.1 million was outstanding at March 31, 2002. The Company is required to repay installments on the tranche B term loan in annual principal amounts of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

  •
  Tranche C Term Loan—The tranche C term loan totals $100.0 million in principal and is uncommitted. Through July 2, 2002, the Company may request one or more lenders under the Facility to make one or more tranche C term loans, if the Company satisfies specified financial ratios and other conditions. The facility may, alternatively, take the form of additional revolving credit loans or a combination of one or more tranche C term loans and additional revolving credit loans. The lenders are not required, however, to make any tranche C term loans.

  •
  Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal and is fully committed at March 31, 2002. This loan is the result of the conversion effective February 27, 2002 of the tranche 2 revolver to a term loan as stipulated in the Facility, as amended. The Company is required to repay the loan in quarterly installments beginning September 30, 2002 and continuing through 2005.

  •
  Tranche 1 Revolver—The tranche 1 revolver consists of $54.5 million of borrowing capacity, of which $10.0 million was drawn upon at March 31, 2002 and $10.9 million was reserved for outstanding standby letters of credit. An additional $11.0 million restriction was placed on the facility in connection with an amendment to the Facility dated February 27, 2002. The Company's resulting unused borrowing capacity at March 31, 2002 including the $15.0 million tranche 3 revolver discussed below was $37.6 million.

  •
  Tranche 3 Revolver—The February, 2002 amendment also added the availability of this $15.0 million revolving credit facility, of which none was outstanding at March 31, 2002. The commitment, which is guaranteed by the principal owners of Consolidated Container Holdings, can be increased to $19.0 million, subject to certain restrictions. The facility matures January 5, 2003.

        The Company pays a commitment fee on the unused commitments under the revolving credit facilities, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee.

        Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Deutsche Bank Trust Company in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At March 31, 2002, the margin on base rate and eurodollar rate loans was 2.75% and 3.75%, respectively, for tranche A loans, converted tranche 2 loans, and the revolving credit facility and 3.25% and 4.25%, respectively, for tranche B loans. As of March 31, 2002, the term loans bear interest at rates ranging from 5.6% to 6.5%, while the revolving facility was at 5.7%.

        The obligations under the Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as non-guarantor subsidiaries are considered inconsequential. (See Note 8)

        Senior Subordinated Notes—The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

        The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Facility also requires the Company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. In addition, the Notes and Facility restrict the Company's ability to pay dividends. At March 31, 2002, the Company was in compliance with all covenants.

        Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at March 31, 2002, were as follows (amounts in thousands):

Nine months ending December 31, 2002	$29,058
Year ending December 31,
2003	48,267
2004	52,017
2005	80,353
2006	111,040
2007	55,515
Thereafter	185,000

$561,250

5.    RESTRUCTURING ACCRUALS

        In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The charge included, among other things, severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location.

        The additional restructuring and purchase accounting accruals related to previous restructurings in conjunction with the acquisition of Suiza Packaging in 1999 and the closure of facilities in 1997. The liability as of March 31, 2002 relates primarily to remaining lease commitments and severance owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump sum.

        Reconciliation of the restructuring accruals for the three months ended March 31, 2002 was as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in Thousands)
Balance at January 1, 2002	$3,835	$411	$3,189	$2,864
2002 activity	(10)	(92)	(10)	(840)

Balance at March 31, 2002	$3,825	$319	$3,179	$2,024

        Items charged to the accruals were cash items.

6.    SALE AND LEASEBACK

        In 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28.3 million, of which $20.3 million was received in the first quarter. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments for each of the next eight years total $4.4 million. The assets were sold at cost.

7.    RELATED PARTY TRANSACTIONS

        The Company had sales to Dean Foods Company of approximately $19.1 million and $21.5 million for the three months ended March 31, 2002 and 2001, respectively. Accounts receivable from Dean Foods, net of amounts owed at March 31, 2002 and December 31, 2001 amounted to approximately $7.1 million and $9.4 million, respectively.

8.    GUARANTOR FINANCIAL STATEMENTS

        Separate financial statements of the subsidiary guarantors are not included herewith as management has determined that such information is not material to investors because (i) the subsidiary guarantors constitute substantially all of the Company's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and (ii) Consolidated Container Holdings is a holding company with no assets, operations or cash flow separate from its investment in the subsidiary guarantors.

9.    ACQUISITION

        Effective January 1, 2002, the Company acquired the remaining 49% interest in its Mexican joint venture, Reid Mexico, S.A. de C.V. in a transaction accounted for as a purchase. The purchase price was $3.1 million, of which $1.1 million was paid at closing, with the remainder to be paid prior to August 30, 2002. The entire $3.1 million purchase price, which approximated the excess of the purchase price over the fair value of the assets acquired, has been allocated to a supply agreement with the former joint venture partner and recorded as part of intangible assets. The asset will be amortized over the two-year life of the agreement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Note 2 to the condensed consolidated financial statements included herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, worker's compensation and benefit plan accruals, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

        A reserve for workers' compensation claims is established based on claim count information and historical loss data. If actual future claim's experience does not reflect historical data, our expense could be affected and adversely affect our financial results.

        We periodically review the carrying value of our long-lived assets including goodwill and property and equipment. This review includes an evaluation of acquired businesses for potential impairment indicators. Our evaluation is based on projections of anticipated future undiscounted cash flows, which necessarily is dependent upon management's assessment of future business conditions. Any one of a number of future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Furthermore, in 2002, we will adopt SFAS No. 142, Goodwill and Other Intangible Assets. We will perform and report the results of the transitional impairment tests in our June 30, 2002 financial statements. The impact could potentially be significant.

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

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

        Net Sales.    Net sales for the first quarter of 2002 were $177.3 million a decrease of $12.3 million or 6.5%, compared to $189.7 million for the same period of 2001. Approximately $15.1 million of the decrease was attributable to lower resin cost that was ultimately passed through to the customer. This decrease was somewhat offset by increased sales attributable to the commercialization of several significant capital projects in the second half of 2001.

        Gross Profit.    Gross profit for the first quarter of 2002 was $21.9 million, a decrease of $6.5 million or 22.9%, compared to $28.3 million for the same period of 2001. The decrease in gross profit was due to increased plant operating costs, including labor, repairs and maintenance, and leasing costs. These increased costs were primarily at locations where new business is being commercialized and where activities from consolidated plants have been absorbed.

        Selling, General, and Administrative Expense.    Selling, general and administrative expense for the first quarter of 2002 was $13.2 million, an increase of $4.0 million or 43.3%, compared to $9.2 million for the same period of 2001. This increase was the result of higher salary and benefit costs due to increased staffing levels, as well as increased professional fees, both of which were incurred to improve our operating effectiveness and to commercialize several of the new projects for key customers in a timely manner.

        Amortization Expense.    Amortization expense for the first quarter of 2002 was $0.6 million compared to $3.5 million for the same period of 2001. The decrease was primarily the result of implementing SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized.

        Operating Income.    Operating income for the first quarter of 2002 was $8.1 million, a decrease of $7.5 million or 48.0%, compared to operating income of $15.6 million for the same period of 2001. The reduction in operating income was primarily due to the items discussed previously.

        Interest Expense.    Interest expense for the first quarter of 2002 was $11.6 million, a decrease of $2.8 million or 19.2%, compared to $14.3 million for the same period of 2001. This change was primarily attributable to a more favorable interest environment in 2002, partially offset by the write-off of deferred financing costs of approximately $0.5 million in conjunction with the amendment to the Senior Credit Facility.

        Net Income (Loss).    Net loss for first quarter of 2002 was $3.5 million, compared to a net income $1.4 million for the same period of 2001. This decrease of $4.9 million was due to the $7.5 million reduction in operating income partially offset by the $2.8 million decrease in interest expense.

Liquidity and Capital Resources

        Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under the Senior Credit Facility (the "Facility").

        Cash used in operations in the first three months of 2002 was $0.6 million, a decrease of $3.8 million compared to the same period in 2001. This decrease resulted primarily from significantly lower operating results in 2002, partially offset by improved working capital management. Cash used in investing activities for the three months ended March 31, 2002 was $7.8 million, compared to cash provided of $4.7 million in the same period of 2001. The change was largely a result of a $20.3 million of cash proceeds received in the first quarter of 2001 from the sale leaseback of assets and the 2002 acquisition of the remaining 49% of our investment in the Mexican joint venture, Reid Mexico, S.A. de C.V., partially offset by a decrease in capital expenditures from $14.2 million in the first three months of 2001 to $6.9 million in the same period of 2002. Cash used in financing activities for the first three months of 2002 of $17.6 million primarily resulted from borrowings on the revolving loan facilities during the quarter.

        The Facility was amended effective February 27, 2002. Terms of the amendment included modification of certain covenants and the addition of others, a reduction in commitments under the revolving loan facilities, the addition of a tranche 3 revolver guaranteed by the principal owners of Consolidated Container Holdings, and an increase in interest margins by as much as 1.5%. Additionally, $36.5 million of the tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. A description of terms of the Facility, as amended, follows.

        The Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, an uncommitted tranche C term loan totaling $100.0 million (which will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $69.5 million revolving credit facility. At March 31, 2002, we had drawn down $10.0 million under the tranche 1 revolving loan facility, and an additional $10.9 million was reserved for outstanding standby letters of credit. An additional $11.0 million restriction was placed on the tranche 1 revolving loan facility in connection with the amendment dated February 27, 2002 leaving available borrowings of $37.6 million, subject to customary borrowing conditions. Of the revolving credit facilities, $15.0 million of the commitment will mature on January 5, 2003, with the remaining $54.5 million maturing on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $20.6 million in the remainder of 2002, $33.8 million in 2003, $37.5 million in 2004 and $18.8 million in 2005. The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999, and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the Facility. The tranche 2 converted term loan requires quarterly payments of $3.0 million beginning in September, 2002 and continuing through June, 2005.

        Borrowings under the Facility bear interest, at our option, at either:

  •
  a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company, plus a margin; or

  •
  a eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company in the interbank eurodollar market, plus the applicable interest margin.

        The applicable margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Consolidated Container Holdings and its subsidiaries on a consolidated basis. At March 31, 2002, we were paying the following margins on amounts borrowed:

  •
  2.75% for base rate loans and 3.75% for eurodollar rate loans for tranche A term loans, tranche 2 converted term loans, and revolving credit loans;

  •
  3.25% for base rate loans and 4.25% for eurodollar rate loans for tranche B term loans; and

  •
  a rate to be determined for tranche C term loans, based on the agreement between Consolidated Container Company and the lender or lenders providing that loan.

        In addition, Consolidated Container Company:

  •
  pays a commitment fee on the unused commitments under the revolving credit facilities, ranging from 0.25% to 0.50% on an annual basis depending on the same schedule of leverage ratios, payable quarterly in arrears; and

  •
  pays an annual administration fee to Deutsche Bank Trust Company, as administrative agent.

        The Facility and the indenture contain covenants that restrict, among other things, our ability to do the following:

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

        The Facility also requires that we maintain specified financial ratios relating to maximum level of leverage to earnings before interest and taxes plus depreciation and amortization and minimum interest and fixed charge coverage. In addition, the Facility and the indenture restrict our ability to pay dividends. As noted above, the Facility was amended in the first quarter of 2002, changing ratio covenant restrictions related to leverage, interest coverage, and fixed charge coverage. Additional covenants were added further limiting capital expenditures, requiring a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) for the five months ending May 31, 2002, and minimum levels of revolver availability at each period-end. As of March 31, 2002, we were in compliance with these covenants.

        Management believes future funds generated by operations and borrowings under its Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements in fiscal year 2002.

        We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of March 31, 2002 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(Amounts in Thousands)
Long Term Debt	$561,250.0	$39,600.0	$102,159.0	$206,736.0	$212,755.0
Capital Lease Obligations	369.0	319.0	50.0	—	—
Operating Leases	62,405.9	16,455.7	21,609.9	12,650.5	11,689.8
Revolving Credit Facility (a)	10,000.0	10,000.0	—	—	—
Other Long-Term Obligations (b)	2,959.8	1,941.5	1,018.3	—	—

Total Contractual Cash Obligations	$636,984.7	$68,316.2	$124,837.2	$219,386.5	$224,444.8

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(Amounts in Thousands)
Standby Letters of Credit	$10,917.0	$10,917.0	$—	$—	$—
Revolving Credit Facility (c)	48,583.0	48,583.0	—	—	—

Total Commercial Commitments	$59,500.0	$59,500.0	$—	$—	$—

  (a)
  The revolving credit facility represents the actual outstanding balance, as of March 31, 2002.
  (b)
  Other long-term obligations include employee bonus and termination commitments.
  (c)
  The revolving credit facility represents the unused borrowing commitments as of March 31, 2002. In connection with the amendment to the Senior Credit Facility dated February 27, 2002, we agreed to limit borrowings under the revolver by $11.0 million less than the contractual borrowing capacity shown herein.

        We are required to make tax distributions to holders of member units for reimbursement of tax obligations and we receive reimbursements for any overpayments of estimated tax liabilities paid on behalf of the members. We received $0.1 million net reimbursements on payments made on behalf of its member, Consolidated Container Holdings LLC, during the first three months of 2002.

        Management believes that future funds generated by operations and borrowings available under its revolving credit facilities will be sufficient to meet working capital and capital expenditure requirements for the year.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact this standard will have on our consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The provisions of this accounting standard also required the completion of the transitional impairment test within six months of adoption, with any impairments identified as a cumulative effect of a change in accounting principle.

        In accordance with SFAS 142, we discontinued amortizing goodwill effective January 1, 2002. A reconciliation of previous reported net income (loss) to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended March 31,
	2002	2001
	(Amounts in Thousands)
Reported net income (loss)	$(3,504)	$1,365
Add: Goodwill amortization	—	3,386

Adjusted net income (loss)	$(3,504)	$4,751

        We are continuing to evaluate the other provisions of the standard including the determination of the reporting units and the impairment testing of goodwill. We will perform and report the results of the transitional impairment tests in our June 30, 2002 financial statements. The impact could potentially be significant.

Related Party Transactions

        The Company had sales to Dean Foods Company of approximately $19.1 million and $21.5 million for the three months ended March 31, 2002 and 2001, respectively. Accounts receivable from Dean Foods, net of amounts owed at March 31, 2002 and December 31, 2001 amounted to approximately $7.1 million and $9.4 million, respectively.

Forward Looking Statements

        Certain statements and information is this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "will,' "estimates," "plans," "strategy," "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Consolidated Container Company desires to take advantage of the "safe harbor" provisions of the aforementioned Act. We have made such statements in prior filings with the Securities and Exchange Commission and in this filing. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

Risk Factors

        Key factors that may have a direct bearing on our results and financial condition include, but are not limited to:

        We are subject to intense competition in our industry.    Substantial competition is present throughout our product lines from well-established businesses competing nationally and from other businesses competing locally. Several of these competitors are larger and/or have greater financial resources than we do.

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

        Covenant restrictions in our Senior Credit Facility may adversely limit our ability to operate our business. Covenants in our Senior Credit Facility and our indenture restrict, among other things, our ability to incur additional debt, sell assets, and invest capital, all of which could affect our ability to operate our business and which limit our ability to take advantage of potential business opportunities as they arise. In addition, there is a risk that our operating earnings will not improve to the level required to meet scheduled covenants, which would further restrict our ability to operate our business.

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

        We are dependent upon several customers, the loss of which could have a material adverse affect on our results. For the year ended December 31, 2001, our largest customer accounted for 16% of our sales, and our ten largest customers accounted for 48% of our sales. The termination of any of our top customers' relationships with us could have a material adverse affect on our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2002. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II
OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10
Employment Agreement dated as of January 11, 2002 between Consolidated Container Company LLC and Tyler L. Woolson (filed herewith).

(b)
Reports on Form 8-K

        We filed a report on Form 8-K dated February 15, 2002 reporting a press release issued on the same date regarding the extension of our bank waiver.

        We filed a report on Form 8-K dated February 22, 2002 reporting a press release issued on the same date regarding the extension of our bank waiver.

        We filed a report on Form 8-K dated February 27, 2002 reporting a press release issued on the same date announcing an amendment to our credit agreement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

CONSOLIDATED CONTAINER COMPANY LLC
By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer

Dated this 15th day of May, 2002

EXHIBIT INDEX

Exhibit No.	Description
10	Employment Agreement dated as of January 11, 2002 between Consolidated Container Company LLC and Tyler L. Woolson (filed herewith).

QuickLinks

CONSOLIDATED CONTAINER COMPANY LLC INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in Thousands)
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (Amounts in Thousands)
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in Thousands)
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX