Form 10-Q
period 2002-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2002-08-14
CIK 1095531

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Yes ☒    No ☐

        As of August 14, 2002, there were 1000 of the registrant's member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,096	$1,187
Investment securities	110	114
Accounts receivable (net of allowance for doubtful accounts of $4,308 and $4,623)	89,410	82,945
Inventories	47,844	42,702
Other current assets	23,586	22,321

Total current assets	179,046	149,269
PROPERTY AND EQUIPMENT, Net	288,238	295,728
GOODWILL	500,003	500,003
INTANGIBLES AND OTHER ASSETS	22,392	20,015

	$989,679	$965,015

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,144	$84,561
Accrued liabilities	47,812	46,954
Revolving credit facility	17,000	23,000
Current portion of long-term debt	44,698	29,125

Total current liabilities	200,654	183,640
LONG-TERM DEBT	511,112	501,869
OTHER LIABILITIES	44,386	45,512
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's equity	247,702	248,286
Foreign currency translation adjustment	(745)	(862)
Minimum pension liability adjustment	(13,430)	(13,430)

Total member's equity	233,527	233,994

	$989,679	$965,015

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
NET SALES	$196,143	$211,196	$373,473	$400,849
COST OF SALES	166,279	182,185	321,754	343,508

GROSS PROFIT	29,864	29,011	51,719	57,341
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	(12,800)	(10,097)	(25,965)	(19,285)
AMORTIZATION EXPENSE	(708)	(3,492)	(1,266)	(6,986)

OPERATING INCOME	16,356	15,422	24,488	31,070
INTEREST EXPENSE	(11,908)	(12,816)	(23,473)	(27,134)
OTHER EXPENSE	(1,642)	(68)	(1,713)	(33)

NET INCOME (LOSS)	2,806	2,538	(698)	3,903
OTHER COMPREHENSIVE INCOME (LOSS)—
Foreign currency translation adjustment	123	141	117	(51)

COMPREHENSIVE INCOME (LOSS)	$2,929	$2,679	$(581)	$3,852

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(698)	$3,903
Adjustment to reconcile net income (loss) to net cash from operating activitites
Depreciation and amortization	19,723	24,871
Changes in operating assets and liabilities	(6,630)	1,735

Net cash from operating activities	12,395	30,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,545)	(26,886)
Proceeds from sale leaseback of assets	—	28,783
Net change in investments	4	6
Proceeds from disposal of property and equipment	1,864	—
Cash paid for acquisition	(1,739)	—

Net cash from investing activities	(14,416)	1,903

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments on) revolving credit facilities	30,500	(9,500)
Principal payments on long-term debt	(11,684)	(8,567)
Tax receipt (distribution) to the benefit of the members	114	(486)

Net cash from financing activities	18,930	(18,553)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,909	13,859
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,187	8,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,096	$22,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,769	$27,015

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and generally accepted accounting principles applicable to interim financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001, is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

        The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company ("Holdings"). Holdings is 30.4% owned by Reid Plastics Holdings Inc. and 20.4% owned by Vestar Packaging LLC, each of which are controlled by Vestar Capital Partners III L.P. and its affiliates, and 48.9% owned by a subsidiary of Dean Foods Company.

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS 144 on January 1, 2002, and the adoption did not have a significant impact on the financial position and results of operations.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuation of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for the purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in the discontinuation of approximately $13.5 million annually of amortization of goodwill recorded at December 31, 2001. Additionally, the Company has allocated all recorded goodwill to one reporting unit and determined that no goodwill impairment existed as of January 1, 2002.

        In testing for goodwill impairment it is necessary to make a determination of the fair value of a reporting unit. Further, fair value is defined per SFAS 142 as the amount at which the assets and liabilities of a reporting unit could be bought or sold in a current transaction between willing parties (other than in a forced sale or liquidation). The determination of such a value is dependent upon a number of factors including the identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses, management's estimate of future cash flows, and the determination of appropriate discount rates. As such, in determining fair value it was necessary for the Company to rely on the use of both publicly available data such as: specialty packaging industry sale/acquisition data, and market trading multiples for publicly traded packaging companies, and several assumptions regarding the future operations and financial performance of the company. The assumptions include (but are not limited to) things such as: future views of operational improvements, determination of the components used in determining the company's weighted average discount rate, and continued support from our capital providers. To the extent that the publicly available data or other assumptions used in the determination of fair value change, or there are future events that negatively impact the operations of the Company, there could be a material impact with regard to goodwill impairment under SFAS 142.

        A reconciliation of previous reported net income (loss) to proforma amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Amounts in Thousands)		(Amounts in Thousands)
Reported net income (loss)	$2,806	$2,538	$(698)	$3,903
Add: Goodwill amortization	—	3,385	—	6,771

Adjusted net income (loss)	$2,806	$5,923	$(698)	$10,674

        The Company's purchased intangible assets, primarily customer contracts, will continue to be amortized. They are carried at cost of $8.3 million less accumulated amortization of $2.8 million at June 30, 2002, compared to a cost of $5.1 million less accumulated amortization of $1.5 million at December 31, 2001. Amortization is computed over the estimated useful life of the respective assets, which is 2-10 years. The aggregate amortization of intangible assets for the six months ended June 30, 2002, was $1.3 million. The annual estimated amortization expense is as follows (amounts in thousands):

Six months ending December 31, 2002	$1,391
Year ending December 31,
2003	1,900
2004	300
2005	300
2006	300
2007	300
Thereafter	1,025

$5,516

3. INVENTORIES

        Inventories consisted of the following at June 30, 2002, and December 31, 2001:

	June 30, 2002	December 31, 2001
	(Amounts in Thousands)
Raw materials	$23,673	$19,969
Parts and supplies	4,495	4,618
Finished goods	19,676	18,115

	$47,844	$42,702

4. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Long-term debt consisted of the following at June 30, 2002, and December 31, 2001:

	2002	2001
	(Amounts In Thousands)
Senior credit facility—term loans	$370,625	$345,375
Senior subordinated notes	185,000	185,000
Capital lease obligations	185	619

	555,810	530,994
Less current portion	(44,698)	(29,125)

	$511,112	$501,869

        Effective February 27, 2002, the Company entered into an amendment to its Senior Credit Facility (the "Facility"). Terms of the amendment included modification of certain covenants and the addition of others, a reduction in commitments under the tranche 1 revolving loan facility, the addition of a tranche 3 revolver guaranteed by the principal owners of Consolidated Container Holdings, and an increase in interest margins by as much as 1.5%. Additionally, a $36.5 million tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. In conjunction with the amendment, the Company wrote off deferred financing costs in proportion to the decrease in the remaining overall borrowing capacity of the Facility. The write-off during the three months ended March 31, 2002, was approximately $0.5 million and is included in interest expense in the condensed consolidated statements of operations and comprehensive income. A description of terms of the Facility, as amended, follows.

        Senior Credit Facilities—The Facility, as amended, consists of four tranches of term loans in a total principal amount of $521.5 million and a $69.5 million revolving credit facility consisting of two tranches. The term loan facilities and revolving facilities are summarized below:

  •
  Tranche A Term Loan—The tranche A term loan was originally $150.0 million in principal, of which $105.0 million was outstanding at June 30, 2002. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

  •
  Tranche B Term Loan—The tranche B term loan was originally $235.0 million in principal, of which $229.1 million was outstanding at June 30, 2002. The Company is required to repay the tranche B term loan in annual installments of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

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

  •
  Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal and is fully committed at June 30, 2002. This loan is the result of the conversion effective February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Facility, as amended. The Company is required to repay the loan in quarterly installments beginning September 30, 2002, and continuing through 2005.

  •
  Tranche 1 Revolver—The tranche 1 revolver consists of $54.5 million of borrowing capacity, of which $17.0 million was drawn upon at June 30, 2002, and $13.9 million was reserved for outstanding standby letters of credit. An additional $11.0 million restriction was placed on the facility in connection with an amendment to the Facility dated February 27, 2002. The Company's resulting unused borrowing capacity at June 30, 2002, including the $15.0 million tranche 3 revolver discussed below was $27.6 million.

  •
  Tranche 3 Revolver—The February 27, 2002 amendment also added the availability of this $15.0 million revolving credit facility, of which none was outstanding at June 30, 2002. The commitment, which is guaranteed by the principal owners of Consolidated Container Holdings, can be increased to $19.0 million, subject to certain restrictions. The tranche 3 revolver matures January 5, 2003.

        The Company pays a commitment fee on the unused commitments under the revolving credit facilities, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee.

        Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three-or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At June 30, 2002, the margin on base rate and eurodollar rate loans was 2.75% and 3.75%, respectively, for tranche A loans, converted tranche 2 loans, and the revolving credit facility and 3.25% and 4.25%, respectively, for tranche B loans. As of June 30, 2002, the term loans bear interest at rates ranging from 5.6% to 6.2%, while the revolving facility was at 7.5%.

        Subject to customary exceptions, the obligations under the Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as non-guarantor subsidiaries are considered inconsequential. (See Note 8)

        Senior Subordinated Notes—The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

        The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Facility also requires the Company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage and fixed charge coverage levels. In addition, the Notes and Facility restrict the Company's ability to pay dividends and limits capital spending. At June 30, 2002, the Company was in compliance with all covenants.

        Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at June 30, 2002, were as follows (amounts in thousands):

Six months ending December 31, 2002	$23,433
Year ending December 31,
2003	48,267
2004	52,017
2005	80,353
2006	111,040
2007	55,515
Thereafter	185,000

$555,625

5. RESTRUCTURING ACCRUALS

        In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The charge included, among other things, severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location.

        The additional restructuring and purchase accounting accruals related to the acquisition of Suiza Packaging in 1999 and the closure of facilities in 1997. The restructuring liability as of June 30, 2002, relates primarily to remaining lease commitments and severance owed to individuals who have been severed but are receiving their severance payments over a period of time rather than in the form of a lump sum.

        Reconciliation of the restructuring accruals for the six months ended June 30, 2002, was as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in Thousands)
Balance at January 1, 2002	$3,835	$411	$3,189	$2,864
2002 activity	(17)	(117)	(23)	(1,409)

Balance at June 30, 2002	$3,818	$294	$3,166	$1,455

        Items charged to the accruals were cash items.

6. SALE AND LEASEBACK

        In 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28.3 million. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments for each of the eight years total $4.4 million. The assets were sold at cost.

7. RELATED PARTY TRANSACTIONS

        The Company had sales to Dean Foods Company of approximately $81.7 million and $75.0 million for the six months ended June 30, 2002, and 2001, respectively. Accounts receivable from Dean Foods, net of amounts owed at June 30, 2002, and December 31, 2001, amounted to approximately $9.2 million and $9.4 million, respectively.

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

9. ACQUISITION

        Effective January 1, 2002, the Company acquired the remaining 49% interest in its Mexican joint venture, Reid Mexico, S.A. de C.V. in a transaction accounted for as a purchase. The purchase price was $3.1 million, of which $1.1 million was paid at closing and an additional $0.6 million was paid in the second quarter. The remainder will be paid prior to August 30, 2002. The entire $3.1 million purchase price, which approximated the excess of the purchase price over the fair value of the net assets acquired, has been allocated to a supply agreement with the former joint venture partner and recorded as part of intangible assets. The asset will be amortized over the two-year life of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, workers' compensation and benefit plan accruals, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

        A reserve for workers' compensation claims is established based on claim count information and historical loss data. If actual future claims experience does not reflect historical data, our expense could be affected and adversely affect our financial results.

        We periodically review the carrying value of our long-lived assets for indications the carrying value of the assets may not be recoverable. Our evaluation for property and equipment is based on projections of anticipated future undiscounted cash flows from those assets, which necessarily is dependent upon management's assessment of future business conditions. Our assessment of goodwill is based on the requirements of SFAS No. 142 Goodwill and Other Intangible Assets, which requires management to estimate the fair value of the company. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For both goodwill and property and equipment, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

        Net Sales.    Net sales for the second quarter of 2002 were $196.1 million, a decrease of $15.1 million or 7.1%, compared to $211.2 million for the same period of 2001. A decrease of approximately $15.8 million was attributable to lower resin cost, the majority of which is ultimately passed through to the customer. Additional sales decreases were related to reduced consumer demand for products from several large customers and some price reductions. These decreases were somewhat offset by increased sales from new container products added during the second half of 2001.

        Gross Profit.    Gross profit for the second quarter of 2002 was $29.9 million, an increase of $0.9 million or 2.9%, compared to $29.0 million for the same period of 2001. This increase, despite lower sales, was due to lower raw material costs and reimbursement payments related to a cost-plus contract. This was somewhat offset by increased plant labor costs, repairs and maintenance, warehousing and quality claims. These increased plant costs, including the quality claims, were primarily attributable to the start-up of new projects. Additionally, while raw material costs were lower than last year they were rising during the period, which generally causes short-term margin compression.

        Selling, General, and Administrative Expense.    Selling, general and administrative expense for the second quarter of 2002 was $12.8 million, an increase of $2.7 million or 26.8%, compared to $10.1 million for the same period of 2001. This increase was the result of higher salary and benefit costs due to increased staffing levels and increases in other headcount-related costs which were incurred to improve our operating effectiveness, customer service, safety and quality.

        Amortization Expense.    Amortization expense for the second quarter of 2002 was $0.7 million compared to $3.5 million for the same period of 2001. The decrease was primarily the result of implementing SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized.

        Operating Income.    Operating income for the second quarter of 2002 was $16.4 million, an increase of $0.9 million or 6.1%, compared to operating income of $15.4 million for the same period of 2001. The increase in operating income was primarily due to the items discussed previously.

        Interest Expense.    Interest expense for the second quarter of 2002 was $11.9 million, a decrease of $0.9 million or 7.1%, compared to $12.8 million for the same period of 2001. This change was primarily attributable to a more favorable interest environment in 2002 and to lower interest payments on revolving debt due to both lower interest rates and lower outstanding balances.

        Other Expense.    Other expense for the first half of 2002 was $1.6 million compared to $0.1 million for the same period of 2001. This change was attributable to a loss on the disposal of assets related to the cancellation of a project after significant capital had been spent.

        Net Income (Loss).    Net income for second quarter of 2002 was $2.8 million, compared to $2.5 million for the same period of 2001. This increase of $0.3 million was due to the factors discussed above, favorability in operating income and interest, partially offset by an increase in other expense.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

        Net Sales.    Net sales for the first half of 2002 were $373.5 million, a decrease of $27.4 million or 6.8%, compared to $400.8 million for the same period of 2001. A decrease of approximately $30.6 million was attributable to lower resin cost, the majority of which is ultimately passed through to the customer. However, low demand from key customers and lower prices negatively impacted sales. These decreases were somewhat offset by increased sales attributable to the new container products added during 2001.

        Gross Profit.    Gross profit for the first half of 2002 was $51.7 million, a decrease of $5.6 million or 9.8%, compared to $57.3 million for the same period of 2001. Despite lower material costs, gross profit decreased due to increased plant operating costs, including labor, repairs and maintenance, warehousing and quality claims. These increased costs were primarily attributable to the start-up of new projects.

        Selling, General, and Administrative Expense.    Selling, general and administrative expense for the first half of 2002 was $26.0 million, an increase of $6.7 million or 34.6%, compared to $19.3 million for the same period of 2001. This increase was the result of higher salary and benefit costs due to increased staffing levels, and increases in other headcount-related costs and consulting fees. These are the result of several company-wide initiatives that have been undertaken to improve our operating effectiveness, increase quality and customer service, improve our safety record and commercialize several new projects for key customers in a timely manner.

        Amortization Expense.    Amortization expense for the first half of 2002 was $1.3 million compared to $7.0 million for the same period of 2001. The decrease was primarily the result of implementing SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized.

        Operating Income.    Operating income for the first half of 2002 was $24.5 million, a decrease of $6.6 million or 21.2%, compared to operating income of $31.1 million for the same period of 2001. The reduction in operating income was primarily due to the items discussed previously.

        Interest Expense.    Interest expense for the first half of 2002 was $23.5 million, a decrease of $3.7 million or 13.5%, compared to $27.1 million for the same period of 2001. This change was primarily attributable to a more favorable interest environment in 2002, partially offset by the write-off of deferred financing costs of approximately $0.5 million in conjunction with an amendment to the Senior Credit Facility.

        Other Expense.    Other expense for the first half of 2002 was $1.7 million compared to less than $0.1 million for the same period of 2001. This change was attributable to a loss on the disposal of assets related to the cancellation of a project after significant capital had been spent.

        Net Income (Loss).    Net loss for first half of 2002 was $0.7 million, compared to net income of $3.9 million for the same period of 2001. This decrease of $4.6 million was due to the $6.6 million reduction in operating income, driven by the factors discussed above and the increase in other expense of $1.6 million, partially offset by the $3.7 million decrease in interest expense.

Liquidity and Capital Resources

        Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under the Senior Credit Facility (the "Facility").

        Cash provided by operations in the first six months of 2002 was $12.4 million, a decrease of $18.1 million compared to the same period in 2001. This decrease resulted from lower operating results and a change in timing of payments to certain vendors in early 2001, which increased the level of trade payables. Partially offsetting the decrease was improvement in cash collections in 2002. Cash used in investing activities for the six months ended June 30, 2002, was $14.4 million, compared to cash provided of $1.9 million in the same period of 2001. The change was largely a result of a $28.8 million of cash proceeds received in the first half of 2001 from the sale leaseback of assets, partially offset by a decrease in capital expenditures from $26.9 million in the first six months of 2001 to $14.5 million in the same period of 2002. Cash provided by financing activities for the first six months of 2002 of $18.9 million primarily resulted from borrowings on the revolving loan facility, partially offset by payments against long-term debt during the half.

        Our Senior Credit Facility was amended effective February 27, 2002. Terms of the amendment included modification of certain covenants and the addition of others, a reduction in commitments under the revolving loan facilities, the addition of a tranche 3 revolver guaranteed by the principal owners of Consolidated Container Holdings, and an increase in interest margins by as much as 1.5%. Additionally, $36.5 million of the tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. A description of terms of the Facility, as amended, follows.

        The Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, an uncommitted tranche C term loan totaling $100.0 million (which will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $69.5 million revolving credit facility. At June 30, 2002, we had drawn down $17.0 million under the tranche 1 revolving loan facility, and an additional $13.9 million was reserved for outstanding standby letters of credit. An additional $11.0 million restriction was placed on the tranche 1 revolving loan facility in connection with the amendment dated February 27, 2002, leaving available borrowings of $27.6 million, subject to customary borrowing conditions. Of the revolving credit facilities, $15.0 million of the commitment will mature on January 5, 2003, with the remaining $54.5 million maturing on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $15.0 million in the remainder of 2002, $33.8 million in 2003, $37.5 million in 2004 and $18.8 million in 2005. The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999, and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the Senior Credit Facility. The tranche 2 converted term loan requires quarterly payments of $3.0 million beginning in September, 2002 and continuing through June, 2005.

        Borrowings under the Facility bear interest, at our option, at either:

  •
  a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus a margin; or

  •
  a eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank eurodollar market, plus the applicable interest margin.

        The applicable margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Consolidated Container Holdings and its subsidiaries on a consolidated basis. At June 30, 2002, we were paying the following margins on amounts borrowed:

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

        In addition, Consolidated Container Company:

  •
  pays a commitment fee on the unused commitments under the revolving credit facilities, ranging from 0.25% to 0.50% on an annual basis depending on the same schedule of leverage ratios, payable quarterly in arrears; and

  •
  pays an annual administration fee to Deutsche Bank Trust Company Americas, as administrative agent.

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

        The Facility also requires that we maintain specified financial ratios relating to maximum level of leverage to earnings before interest and taxes plus depreciation and amortization and minimum interest and fixed charge coverage. In addition, the Facility and the indenture restrict our ability to pay dividends. As noted above, the Facility was amended in the first quarter of 2002, changing ratio covenant restrictions related to leverage, interest coverage, and fixed charge coverage. Additional covenants were added further limiting capital expenditures, requiring a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) for the five months ending May 31, 2002, and minimum levels of revolver availability at each period-end. As of June 30, 2002, we were in compliance with these covenants.

        Our ability to comply in future periods with the financial covenants will depend on our ongoing financial and operational performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond management's control. This will also be substantially dependent on the selling prices and volumes of our products and the costs of raw materials and other product inputs, as well as our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants were to occur, we would attempt to get a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Senior Credit Facility and the Senior Subordinated Notes have covenants and cross-default provisions. Failure to comply with these covenants in any one agreement could result in a violation of such agreement, which in turn could lead to a violations of other agreements pursuant to such cross-default provisions, and ultimately to the reclassification of long-term debt to current.

        We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of June 30, 2002 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(Amounts in Thousands)
Long Term Debt	$555,625	$44,517	$104,033	$222,075	$185,000
Capital Lease Obligations	185	181	4	—	—
Operating Leases	58,298	15,865	20,053	12,000	10,380
Revolving Credit Facility (a)	17,000	17,000	—	—	—
Other Long-Term Obligations (b)	2,333	2,114	219	—	—

Total Contractual Cash Obligations	$633,441	$79,677	$124,309	$234,075	$195,380

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(Amounts in Thousands)
Standby Letters of Credit (d)	$13,912	$13,912	$—	$—	$—
Revolving Credit Facility (c)	38,588	38,588	—	—	—

Total Commercial Commitments	$52,500	$52,500	$—	$—	$—

(a)
The revolving credit facility represents the actual outstanding balance, as of June 30, 2002.
(b)
Other long-term obligations include employee bonus and termination commitments.
(c)
The revolving credit facility represents the unused borrowing commitments as of June 30, 2002. In connection with the amendment to the Senior Credit Facility dated February 27, 2002, we agreed to limit borrowings under the revolver by $11.0 million less than the contractual borrowing capacity shown herein.

(d)
Subsequent to June 30, 2002, standby letters of credit were reduced to $12.4 million.

        We are required to make tax distributions to holders of member units for reimbursement of tax obligations and we receive reimbursements for any overpayments of estimated tax liabilities on behalf of the members. We received $0.1 million net reimbursements for payments made on behalf of its member, Consolidated Container Holdings LLC, during the first six months of 2002.

        Management believes future funds generated by operations and borrowings under its Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements in fiscal year 2002.

Recently Issued Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. We adopted SFAS 144 on January 1, 2002 and the adoption did not have a significant impact on our financial position and results of operations.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact this standard will have on our consolidated financial statements.

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

        Covenant restrictions in our Senior Credit Facility may adversely limit our ability to operate our business.    Covenants in our Senior Credit Facility and our indenture restrict, among other things, our ability to incur additional debt, sell assets, and invest capital, all of which could affect our ability to operate our business and which limit our ability to take advantage of potential business opportunities as they arise. Our ability to comply in future periods with the financial covenants will depend on our ongoing financial and operational performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond manangement's control. This will also be substantially dependent on the selling prices and volumes of our products and the costs of raw materials and other product inputs, as well as our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants were to occur, we would attempt to get a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Senior Credit Facility and the Senior Subordinated Notes have covenants and cross-default provisions. Failure to comply with these covenants in any one agreement could result in a violation of such agreement, which in turn could lead to a violations of other agreements pursuant to such cross-default provisions, and ultimately to the reclassification of long-term debt to current.

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

        We are dependent upon several customers, the loss of which could have a material adverse affect on our results.    For the year ended December 31, 2001, our largest customer accounted for 16% of our sales, and our ten largest customers accounted for 48% of our sales. The termination of any of our top customers' relationships or significant declines in demand for their products could have a material adverse affect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of certain market risks related to the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2001. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2002.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

99.1
Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

        We filed a report on Form 8-K dated June 20, 2002, reporting a press release issued on the same date regarding our compliance with a covenant to our Senior Credit Facility.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

CONSOLIDATED CONTAINER COMPANY LLC
By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer

Dated this 14th day of August, 2002

EXHIBIT INDEX

Exhibit No.	Description
99.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

CONSOLIDATED CONTAINER COMPANY LLC INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in Thousands)
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