Form 10-Q
period 2002-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2002-11-14
CIK 1095531

Use these links to rapidly review the document
CONSOLIDATED CONTAINER COMPANY LLC INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-88157

CONSOLIDATED CONTAINER COMPANY LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2825338 (I.R.S. Employer Identification No.)
3101 Towercreek Parkway, Suite 300, Atlanta, Georgia 30339 (Address of principal executive offices) Telephone number: (678) 742-4600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒    No ☐

        As of November 14, 2002, there were 1000 of the registrant's member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,121	$1,187
Investment securities	108	114
Accounts receivable (net of allowances of $3,571 and $4,623)	84,308	82,945
Inventories	46,810	42,702
Other current assets	33,258	22,321

Total current assets	184,605	149,269
PROPERTY AND EQUIPMENT, Net	286,409	295,728
GOODWILL	500,003	500,003
INTANGIBLES AND OTHER ASSETS	20,592	20,015

	$991,609	$965,015

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,190	$84,561
Accrued liabilities	42,823	46,954
Revolving credit facility	30,000	23,000
Current portion of long-term debt	46,929	29,125

Total current liabilities	215,942	183,640
LONG-TERM DEBT	499,165	501,869
OTHER LIABILITIES	40,170	45,512
COMMITMENTS AND CONTINGENCIES
MEMBER'S EQUITY:
Member's equity	250,605	248,286
Foreign currency translation adjustment	(843)	(862)
Minimum pension liability adjustment	(13,430)	(13,430)

Total member's equity	236,332	233,994

	$991,609	$965,015

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
NET SALES	$196,376	$202,052	$569,849	$602,901
COST OF SALES	169,872	182,604	491,626	526,112

GROSS PROFIT	26,504	19,448	78,223	76,789
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	(10,989)	(10,149)	(36,954)	(29,434)
AMORTIZATION EXPENSE	(633)	(3,494)	(1,899)	(10,480)
STOCK BASED COMPENSATION EXPENSE	(277)	(279)	(277)	(279)
RESTRUCTURING CHARGE	—	(3,499)	—	(3,499)
CONTRACT DISPUTE SETTLEMENT & OTHER	—	(6,926)	—	(6,926)

OPERATING INCOME (LOSS)	14,605	(4,899)	39,093	26,171
INTEREST EXPENSE	(11,863)	(11,506)	(35,336)	(38,640)
OTHER EXPENSE	4	—	(1,709)	(33)

NET INCOME (LOSS)	2,746	(16,405)	2,048	(12,502)
OTHER COMPREHENSIVE INCOME (LOSS)—Foreign currency translation adjustment	(98)	(187)	19	(238)

COMPREHENSIVE INCOME (LOSS)	$2,648	$(16,592)	$2,067	$(12,740)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,048	$(12,502)
Adjustment to reconcile net income (loss) to net cash provided by operating activitites
Depreciation and amortization	29,463	37,249
Stock based compensation expense	277	279
Changes in operating assets and liabilities	(12,117)	18,178

Net cash from operating activities	19,671	43,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,985)	(38,043)
Proceeds from sale leaseback of assets	—	28,783
Net change in investments	6	7
Proceeds from disposal of property and equipment	2,031	6
Cash paid for acquisition	(2,883)	—

Net cash from investing activities	(22,831)	(9,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	43,500	2,000
Principal payments on long-term debt	(21,400)	(14,630)
Tax (distribution) to the benefit of the members	(6)	(536)

Net cash from financing activities	22,094	(13,166)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,934	20,791
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,187	8,956

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,121	$29,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$36,229	$42,216

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and generally accepted accounting principles applicable to interim financial statements. However, in the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2001 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Subsequently, the Company changed its method of accounting for stock options, which is discussed at Note 10 herein. Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

        The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company ("Holdings"). Holdings is 30.4% owned by Reid Plastics Holdings Inc., 20.4% owned by Vestar Packaging LLC, and 48.9% owned by a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc. and Vestar Packaging LLC are controlled by Vestar Capital Partners III L.P. and its affiliates.

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        During June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue 94-3 it was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 on January 1, 2003. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs, as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS 144 on January 1, 2002, and the adoption did not have a significant impact on the financial position and results of operations.

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

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuation of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for the purpose of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in the discontinuation of approximately $13.5 million annually of amortization of goodwill recorded at December 31, 2001. Additionally, the Company has allocated all recorded goodwill to one reporting unit and determined that no goodwill impairment existed as of January 1, 2002.

        In testing for goodwill impairment, it is necessary to make a determination of the fair value of a reporting unit. Further, fair value is defined per SFAS 142 as the amount at which the assets and liabilities of a reporting unit could be bought or sold in a current transaction between willing parties (other than in a forced sale or liquidation). The determination of such a value is dependent upon a number of factors, including the identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses, management's estimate of future cash flows, and the determination of appropriate discount rates. As such, in determining fair value it was necessary for the Company to rely on the use of both (i) publicly available data such as specialty packaging industry sale/acquisition data, and market trading multiples for publicly traded packaging companies, and (ii) several assumptions regarding the future operations and financial performance of the Company. The assumptions include (but are not limited to) things such as future views of operational improvements, determination of the components used in determining the Company's weighted average discount rate, and continued support from our capital providers. To the extent that the publicly available data or other assumptions used in the determination of fair value change, or there are future events that negatively impact the operations of the Company, there could be a material impact with regard to goodwill impairment under SFAS 142.

        A reconciliation of previous reported net income (loss) to proforma amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Amounts in Thousands)		(Amounts in Thousands)
Reported net income (loss)	$2,746	$(16,405)	$2,048	$(12,502)
Add: Goodwill amortization	—	3,385	—	10,158

Adjusted net income (loss)	$2,746	$(13,020)	$2,048	$(2,344)

        The Company's purchased intangible assets, primarily customer contracts, will continue to be amortized. They are carried at cost of $8.2 million less accumulated amortization of $3.4 million at September 30, 2002, compared to a cost of $5.1 million less accumulated amortization of $1.5 million at December 31, 2001. Amortization is computed over the estimated useful life of the respective assets, which is 2 - 10 years. The aggregate amortization of intangible assets for the nine months ended September 30, 2002, was $1.9 million. The annual estimated amortization expense is as follows (amounts in thousands):

Three months ending December 31, 2002	$633
Year ending December 31,
2003	1,900
2004	300
2005	300
2006	300
2007	300
Thereafter	1,025

$4,758

3. INVENTORIES

        Inventories consisted of the following at September 30, 2002, and December 31, 2001:

	September 30, 2002	December 31, 2001
	(Amounts in Thousands)
Raw materials	$22,280	$19,969
Parts and supplies	4,268	4,618
Finished goods	20,262	18,115

	$46,810	$42,702

4. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

        Long-term debt consisted of the following at September 30, 2002, and December 31, 2001:

	September 30, 2002	December 31, 2001
	(Amounts In Thousands)
Senior credit facility—term loans	$360,084	$345,375
Senior subordinated notes	185,000	185,000
Capital lease obligations	1,010	619

	546,094	530,994
Less current portion	(46,929)	(29,125)

	$499,165	$501,869

        Effective February 27, 2002, the Company entered into an amendment to its Senior Credit Facility (the "Facility"). Terms of the amendment included modification of certain covenants and the addition of others, a reduction in commitments under the tranche 1 revolving loan facility, the addition of a tranche 3 revolver guaranteed by the principal owners of Holdings, and an increase in interest margins by as much as 1.5%. Additionally, a $36.5 million tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. In conjunction with the amendment, the Company wrote off deferred financing costs in proportion to the decrease in the remaining overall borrowing capacity of the Facility. The write-off, which occurred during the first quarter, was approximately $0.5 million and is included in interest expense in the condensed consolidated statements of operations and comprehensive income. A description of terms of the Facility, as amended, follows.

        Senior Credit Facilities—The Facility, as amended, consists of four tranches of term loans in a total principal amount of $521.5 million and a $69.5 million revolving credit facility consisting of two tranches. The term loan facilities and revolving facilities are summarized below:

  •
  Tranche A Term Loan—The tranche A term loan was originally $150.0 million in principal, of which $97.5 million was outstanding at September 30, 2002. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

  •
  Tranche B Term Loan—The tranche B term loan was originally $235.0 million in principal, of which $229.1 million was outstanding at September 30, 2002. The Company is required to repay the tranche B term loan in annual installments of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

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

  •
  Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal, of which $33.5 million was outstanding at September 30, 2002. This loan is the result of the conversion effective February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Facility, as amended. The Company is required to repay the loan in quarterly installments through 2005.

  •
  Tranche 1 Revolver—The tranche 1 revolver consists of $54.5 million of borrowing capacity, of which $30.0 million was drawn upon at September 30, 2002, and $12.4 million was reserved for outstanding standby letters of credit. An additional $11.0 million restriction was placed on the facility in connection with an amendment to the Facility dated February 27, 2002. The Company's resulting unused borrowing capacity at September 30, 2002, including the $15.0 million tranche 3 revolver discussed below, was $16.1 million.

  •
  Tranche 3 Revolver—The February 27, 2002, amendment also added the availability of this $15.0 million revolving credit facility, of which none was outstanding at September 30, 2002. The commitment, which is guaranteed by the principal owners of Holdings, can be increased to $19.0 million, subject to certain restrictions. The tranche 3 revolver matures January 5, 2003.

        The Company pays a commitment fee on the unused commitments under the revolving credit facilities, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee.

        Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three-or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At September 30, 2002, the margin on base rate and eurodollar rate loans was 2.75% and 3.75%, respectively, for tranche A loans, converted tranche 2 loans, and the revolving credit facility and 3.25% and 4.25%, respectively, for tranche B loans. As of September 30, 2002, the term loans bear interest at rates ranging from 5.5% to 6.1%, while the revolving facility ranged from 5.5% to 7.5%.

        The obligations under the Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company, and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as non-guarantor subsidiaries are considered inconsequential. (See Note 8)

        Senior Subordinated Notes—The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

        The Notes and the Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Facility also requires the Company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage and fixed charge coverage levels. In addition, the Notes and Facility restrict the Company's ability to pay dividends and limit capital spending. At September 30, 2002, the Company was in compliance with all covenants under the Notes and the Facility.

        Scheduled Maturities—The scheduled annual maturities of debt (excluding capital leases) at September 30, 2002, were as follows (amounts in thousands):

Three months ending December 31, 2002	$12,892
Year ending December 31,
2003	48,267
2004	52,017
2005	80,353
2006	111,040
2007	55,515
Thereafter	185,000

$545,084

5. RESTRUCTURING ACCRUALS

        In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The charge included, among other things, severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location.

        The additional restructuring and purchase accounting accruals related to previous restructurings in conjunction with the acquisition of Suiza Packaging in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of September 30, 2002, relates primarily to remaining lease commitments and severance owed to individuals who have been terminated but are receiving their severance payments over a period of time rather than in the form of a lump sum.

        Reconciliation of the restructuring accruals for the nine months ended September 30, 2002 was as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in Thousands)
Balance at January 1, 2002	$3,835	$411	$3,189	$2,864
2002 activity	(20)	(169)	(35)	(1,800)

Balance at September 30, 2002	$3,815	$242	$3,154	$1,064

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

7. RELATED PARTY TRANSACTIONS

        The Company had sales to Dean Foods Company of approximately $122.0 million and $111.1 million for the nine months ended September 30, 2002 and 2001, respectively. Accounts receivable from Dean Foods, net of amounts owed at September 30, 2002, and December 31, 2001, amounted to approximately $9.4 million for both periods.

8. GUARANTOR FINANCIAL STATEMENTS

        Separate financial statements of the subsidiary guarantors are not included herewith as management has determined that such information is not material to investors because (i) the subsidiary guarantors constitute substantially all of the Company's direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and (ii) Holdings is a holding company with no assets, operations or cash flow separate from its investment in the Company and its subsidiaries.

9. ACQUISITION

        Effective January 1, 2002, the Company acquired the remaining 49% interest in its Mexican joint venture, Reid Mexico, S.A. de C.V., in a transaction accounted for as a purchase. The purchase price was $3.1 million, of which $1.1 million was paid at closing and an additional $1.7 million was paid prior to September 30, 2002. A final payment of $0.2 million was made in October, withholding, as allowed by the agreement, amounts owed to CCC. The entire $3.1 million purchase price, which approximated the excess of the purchase price over the fair value of the net assets acquired, has been allocated to a supply agreement with the former joint venture partner and recorded as part of intangible assets. The asset is being amortized over the two-year life of the agreement.

10. STOCK OPTIONS

        The company has two unit option plans for key employees pursuant to which options to purchase units of interest in the Company may be granted. Currently, only options to purchase units under the Consolidated Container Holdings LLC 1999 Unit Option Plan (the "Plan") may be granted. Under the 1999 Plan, as of December 31, 2001, a maximum of 596,206 options to acquire units could be granted. The Plan was amended in early 2002 so that a maximum of 875,000 options to acquire units may be granted under the Plan.

        On July 1, 2002, the Company adopted SFAS No. 123 (the fair value method) as the method for recognizing expense related to its options. As such, the expense for all awards granted after the beginning of the year will be recognized as compensation expense, as will all future grants. The value of unit options granted during 2002 was based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123. On this basis, the estimated fair value of the unit options granted during 2002 was estimated to be $5.5 million at the date of grant. The actual value an employee may realize on any specific grant made to that employee will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated.

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

        We periodically review the carrying value of our long-lived assets for indications that the carrying value of the assets may not be recoverable. Our evaluation for property and equipment is based on projections of anticipated future undiscounted cash flows from those assets, which necessarily are dependent upon management's assessment of future business conditions. Our assessment of goodwill is based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, which requires management to estimate the fair value of the Company. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For both goodwill and property and equipment, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

Results of Operations

Three months ended September 30, 2002, compared to three months ended September 30, 2001

        Net Sales.    Net sales for the third quarter of 2002 were $196.4 million, a decrease of $5.7 million or 2.8%, compared to $202.1 million for the same period of 2001. The majority of the decrease was attributable to the closure of two facilities, continued low consumer demand for products from several large customers and some price reductions.

        Gross Profit.    Gross profit for the third quarter of 2002 was $26.5 million, an increase of $7.1 million or 36.3%, compared to $19.4 million for the same period of 2001. This increase was primarily due to lower material and utilities costs, a reduction in quality claims, and a prior year $3.0 million charge related to quality and service claims and adjustments to historical pricing under a customer contract. These were somewhat offset by lower sales and increased plant labor costs, warehousing, and travel expenses.

        Selling, General, and Administrative Expense.    Selling, general and administrative expense for the third quarter of 2002 was $11.0 million, an increase of $0.8 million or 8.3%, compared to $10.1 million for the same period of 2001. This increase was the result of higher salary and benefit costs due to increased staffing levels incurred to improve our operating effectiveness. These increases were partially offset by lower consulting costs attributed to a large project in the prior year and reduced bad debts expense stemming from a significant improvement in the management of our accounts receivable portfolio.

        Amortization Expense.    Amortization expense for the third quarter of 2002 was $0.6 million, compared to $3.5 million for the same period of 2001. The decrease was primarily the result of implementing SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized.

        Restructuring Charge.    The Company recognized a restructuring charge of $3.5 million in the third quarter of 2001. This related to the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. No such charges were incurred in the current period.

        Contract Dispute Settlement & Other.    During the third quarter of 2001, the Company recognized $6.9 million of unusual items. Of this charge, $5.0 million related to the settlement of a contract dispute with a major customer and $1.0 million related to other customer claims. The remaining charge was comprised of relocation costs of the corporate headquarters. No such charges were incurred in the current period

        Operating Income.    Operating income for the third quarter of 2002 was $14.6 million, an increase of $19.5 million compared to an operating loss of $4.9 million for the same period of 2001. The increase in operating income was primarily due to gross profit improvement in the current year and nonrecurring restructuring charges and contract settlement expenses in the prior year.

        Interest Expense.    Interest expense for the third quarter of 2002 was $11.9 million, an increase of $0.4 million or 3.1%, compared to $11.5 million for the same period of 2001. This change was primarily attributable to higher overall debt balances and an increase in interest margins resulting from the amendment to our Senior Credit Facility in the first quarter of 2002. The change was partially offset by a more favorable interest environment in 2002.

        Net Income (Loss).    Net income for third quarter of 2002 was $2.7 million, compared to a net loss of $16.4 million for the same period of 2001. This increase of $19.2 million was due to the factors discussed above, that led to improved operating income.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001

        Net Sales.    Net sales for the first nine months of 2002 were $569.8 million, a decrease of $33.1 million or 5.5%, compared to $602.9 million for the same period of 2001. A decrease of approximately $28.4 million was attributable to lower average resin cost for the current year, the majority of which is ultimately passed through to the customer. Additionally, low demand from key customers and some lower prices negatively impacted sales. These decreases were somewhat offset by increased sales attributable to the new container products added during 2001.

        Gross Profit.    Gross profit for the first nine months of 2002 was $78.2 million, an increase of $1.4 million or 1.9%, compared to $76.8 million for the same period of 2001. This increase is primarily attributable to lower material costs, although these savings were offset to a large extent by increased plant operating costs, including labor, repairs and maintenance, and warehousing, primarily attributable to the start-up of new projects.

        Selling, General, and Administrative Expense.    Selling, general and administrative expense for the first nine months of 2002 was $37.0 million, an increase of $7.5 million or 25.5%, compared to $29.4 million for the same period of 2001. This increase was primarily the result of higher salary and benefit costs due to increased staffing levels, and increases in other headcount-related costs and consulting fees. These are the result of several company-wide initiatives undertaken to improve our operating effectiveness, increase quality and customer service, improve our safety record and commercialize several new projects for key customers in a timely manner. Additionally, information technology costs have increased significantly due to the non-capitalizable costs associated with a new integrated financial system, which is expected to improve the quality and timeliness of our financial and operating reporting. Leasing costs have also increased.

        Amortization Expense.    Amortization expense for the first nine months of 2002 was $1.9 million compared to $10.5 million for the same period of 2001. The decrease was primarily the result of implementing SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized.

        Restructuring Charge.    The Company recognized a restructuring charge of $3.5 million in the third quarter of 2001. This related to the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. No such charges were incurred in the current period.

        Contract Dispute Settlement & Other.    During the third quarter of 2001, the Company recognized $6.9 million of unusual items. Of this charge, $5.0 million related to the settlement of a contract dispute with a major customer and $1.0 million related to other customer claims. The remaining charge included relocation costs of the corporate headquarters. No such charges were incurred in the current period.

        Operating Income.    Operating income for the first nine months of 2002 was $39.1 million, an increase of $12.9 million or 49.4%, compared to operating income of $26.2 million for the same period of 2001. The increase in operating income was primarily due to the items discussed previously.

        Interest Expense.    Interest expense for the first nine months of 2002 was $35.3 million, a decrease of $3.3 million or 8.6%, compared to $38.6 million for the same period of 2001. This change was primarily attributable to a more favorable interest environment in 2002, partially offset by the write-off of deferred financing costs of approximately $0.5 million and higher interest rate margins, both of which were incurred in conjunction with an amendment to the Senior Credit Facility.

        Other Expense.    Other expense for the first nine months of 2002 was $1.7 million, compared to less than $0.1 million for the same period of 2001. This change was attributable to a loss on the disposal of assets related to the cancellation of a project after significant capital had been spent.

        Net Income (Loss).    Net income for first nine months of 2002 was $2.0 million, compared to a net loss of $12.5 million for the same period of 2001. This increase of $14.6 million was partially driven by the $10.7 million of non-recurring restructuring and contract dispute settlement and other charges in the prior year. Favorable interest and amortization expenses also contributed to the increase, although they were partially offset by higher selling, general and administrative expenses.

Liquidity and Capital Resources

        Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under the Senior Credit Facility (the "Facility").

        Cash provided by operations in the first nine months of 2002 was $19.7 million, a decrease of $23.5 million compared to the same period in 2001. This decrease resulted from a change in timing of payments to certain vendors in early 2001, which increased the level of trade payables. Additionally, in 2002, other assets were increased by expanding our rebate program from certain vendors and $10.3 million was paid against restructuring and customer claim accruals. Partially offsetting the decrease was improvement in cash collections in 2002. Cash used in investing activities for the nine months ended September 30, 2002, was $22.8 million, compared to $9.2 million in the same period of 2001. The change was largely a result of $28.8 million of cash proceeds received in the first nine months of 2001 from the sale leaseback of assets, partially offset by a decrease in capital expenditures from $38.0 million in the first nine months of 2001 to $22.0 million in the same period of 2002. Cash provided by financing activities for the first nine months of 2002 of $22.1 million primarily resulted from borrowings on the revolving loan facility, offset in part by payments against long-term debt during the period.

        Our Senior Credit Facility was amended effective February 27, 2002. Terms of the amendment included the modification of certain covenants and the addition of others, a reduction in commitments under the revolving loan facilities, the addition of a tranche 3 revolver guaranteed by the principal owners of Holdings, and an increase in interest margins by as much as 1.5%. Additionally, $36.5 million of the tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. A description of terms of the Facility, as amended, follows.

        The Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, an uncommitted tranche C term loan totaling $100.0 million (which will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $69.5 million revolving credit facility. At September 30, 2002, we had drawn down $30.0 million under the tranche 1 revolving loan facility, and an additional $12.4 million was reserved for outstanding standby letters of credit. An additional $11.0 million restriction was placed on the tranche 1 revolving loan facility in connection with the amendment dated February 27, 2002, leaving available borrowings of $16.1 million, subject to customary borrowing conditions. Of the revolving credit facilities, $15.0 million of the commitment will mature on January 5, 2003, with the remaining $54.5 million maturing on July 2, 2005. Additionally, there is a requirement that the unutilized balance under the revolving credit facility plus cash and cash equivalents cannot be less than $15.0 million on any month end on or after June 30, 2002. The amortization schedule of the tranche A term loan will require us to repay $7.5 million in the remainder of 2002, $33.8 million in 2003, $37.5 million in 2004 and $18.8 million in 2005. The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999, and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the Senior Credit Facility. The tranche 2 converted term loan requires quarterly payments of $3.0 million through June, 2005.

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

        The applicable margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Holdings and its subsidiaries on a consolidated basis. At September 30, 2002, we were paying the following margins on amounts borrowed:

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

        In addition, the Company:

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

  •
  incur certain liens;

  •
  make certain investments;

  •
  enter into certain sale leaseback transactions;

  •
  merge, consolidate or sell all or substantially all of our and our subsidiaries' assets, subject to certain conditions; and

  •
  enter into transactions with affiliates.

        The Facility also requires that we maintain specified financial ratios relating to maximum level of leverage to earnings before interest and taxes plus depreciation and amortization and minimum interest and fixed charge coverage. In addition, the Facility and the indenture restrict our ability to pay dividends. As noted above, the Facility was amended in the first quarter of 2002, changing ratio covenant restrictions related to leverage, interest coverage, and fixed charge coverage. Additional covenants were added further limiting capital expenditures, requiring a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) for the five months ending May 31, 2002, and selling minimum levels of revolver availability at each period-end. As of September 30, 2002, we were in compliance with these covenants. In light of our current performance and the covenant levels in the Facility as of December 31, 2002, we intend to seek a waiver from the bank group or an amendment to the Facility. If we are able to reach agreement with the bank group, management anticipates, in addition to the fees associated with reaching such an agreement, that the interest margins may increase and that additional covenants may be required that limit our operational or financial flexibility. We cannot guarantee that we will be able to secure such a waiver or an amendment.

        We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of September 30, 2002 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(Amounts in Thousands)
Term Debt	$545,084	$46,392	$119,377	$194,315	$185,000
Capital Lease Obligations	1,010	537	473	—	—
Operating Leases	53,930	14,918	18,594	11,349	9,069
Revolving Credit Facility (a)	30,000	30,000	—	—	—
Other Long-Term Obligations (b)	1,834	1,834	—	—	—

Total Contractual Cash Obligations	$631,858	$93,681	$138,444	$205,664	$194,069

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
(Amounts in Thousands)
Standby Letters of Credit	$12,438	$12,438	$—	$—	$—
Revolving Credit Facility (c)	27,062	27,062	—	—	—

Total Commercial Commitments	$39,500	$39,500	$—	$—	$—

(a)
The revolving credit facility represents the actual outstanding balance as of September 30, 2002.

(b)
Other long-term obligations include employee bonus and termination commitments.

(c)
The revolving credit facility represents the unused borrowing commitments as of September 30, 2002. In connection with the amendment to the Senior Credit Facility dated February 27, 2002, we agreed to limit borrowings under the revolver by $11.0 million less than the contractual borrowing capacity shown herein.

        We are required to make tax distributions to holders of member units for reimbursement of tax obligations, and we receive reimbursements for any overpayments of estimated tax liabilities on behalf of the members. We received minimal net reimbursements for payments made on behalf of its member, Holdings, during the first nine months of 2002.

        Management believes future funds generated by operations and borrowings under its Senior Credit Facility, as amended, will be sufficient to meet working capital and capital expenditure requirements in fiscal year 2002.

Recently Issued Accounting Pronouncements

        During June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue 94-3 it was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 on January 1, 2003. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs, as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS 144 on January 1, 2002 and the adoption did not have a significant impact on the financial position and results of operations.

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

Forward Looking Statements

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

Risk Factors

        Key factors that may have a direct bearing on our results and financial condition include, but are not limited to the following:

        Senior Credit Facility.    As of September 30, 2002, we were in compliance with the financial covenants under our Senior Credit Facility. In light of our current performance and covenant levels in the Facility as of December 31, 2002, we intend to seek a waiver from the bank group or an amendment to the Facility. If we are able to reach agreement with the bank group, management anticipates, in addition to the fees associated with reaching such an agreement, that the interest margins may increase and that additional covenants may be required that limit our operational or financial flexibility. We cannot guarantee that we will be able to secure such a waiver or an amendment. Failure to comply with these covenants in any one agreement could result in the violation of such agreement, which in turn could lead to violations of other agreements pursuant to cross-default provisions, and ultimately to the reclassification of long-term debt to current.

        We are subject to intense competition in our industry.    Substantial competition is present throughout our product lines from well-established businesses competing nationally and from other businesses competing locally. Several of these competitors are larger and/or have greater financial resources than we do.

        Fluctuations in raw material prices and raw material availability may affect our results.    We are exposed to fluctuations in the availability of and/or prices for raw materials. If our access to some raw materials is interrupted, or we cannot purchase them at competitive prices, then our financial results and results of operations would suffer. We use large quantities of high-density polyethylene, polycarbonate, polypropylene, polyethylene terephthalate, and polyvinyl chloride resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. On average over time, we generally pass changes in the prices of raw materials through to our customers. We may not always be able to do so, and we cannot assure that we will always be able to pass through future price increases in a timely manner. In general, we benefit in a market where raw material prices are falling and are negatively impacted in rising raw material price markets.

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

        We are dependent upon several customers, the loss of which could have a material adverse affect on our results.    For the year ended December 31, 2001, our largest customer accounted for 16% of our sales, and our ten largest customers accounted for 48% of our sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. We would note that most of our contracts with large customers are requirements- based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we face the risk that the customers will not purchase expected amounts of the products covered under contract. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business. We cannot guarantee that we will be able to successfully renew these contracts as they expire.

        We operate under a variety of environmental laws and regulations, and are subject to national, state, provincial and/or local laws and regulations.    Compliance with these laws and regulations can require significant capital expenditures and operating expenses. Violations of these laws and regulations may result in substantial fines and penalties. Changes in these laws and regulations or our inability to comply with them could have a material adverse impact on our results.

        Any forward-looking statements made or incorporated by reference herein speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of certain market risks related to the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in our Annual Report on Form 10-K for the fiscal period ended December 31, 2001. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated our disclosure controls and procedures (as such terms are defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended) within 90 days prior to the date of filing this report. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring that all material information relating to the Company has been made known to them in a timely fashion for preparation of this report.

        Our management team, including the CEO and CFO, is relatively new to the company. Since the beginning of the year, our management has implemented several changes to policies and procedures to formalize the process whereby information relating to the company is identified, assembled, and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and to encourage greater accountability throughout the organization; establishing a set of core values in the company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. an ethics "hotline") whereby employees can make management aware of unethical, fraudulent, or criminal behavior; investing significant resources to convert to a single financial system to improve the timeliness, accuracy, and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; and implementing a system of periodic reporting and reviews of the business at all levels so management can quickly identify and focus on areas of significant concern. As the financial systems conversion process is currently in progress, management believes that these internal controls will continue to strengthen as this conversion is fully implemented. Additionally, the disclosure committee is charged with continuing to identify areas of improvement and to put in place processes and procedures to improve our internal controls.

        There have been no significant changes in internal controls subsequent to the date the CEO and CFO completed their evaluations of such controls; however, we have continued to increase the number of manufacturing facilities that have been converted to the new financial system since the time of the evaluation.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

99.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	CONSOLIDATED CONTAINER COMPANY LLC (Registrant)
	By:	/s/ STEPHEN E. MACADAM Stephen E. Macadam President and Chief Executive Officer
	By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.