Form 10-K
period 2002-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2003-03-31
CIK 1095531

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        None of the registrant's member units were held by nonaffiliates as of March 28, 2003.

        The number of member units outstanding as of March 28, 2003 is 1,000.

PART I

ITEM 1: BUSINESS

BACKGROUND

        On July 2, 1999, substantially all of the United States plastic packaging assets formerly held by Franklin Plastics, Inc. and Plastics Containers, Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company, and the plastic packaging assets of Reid Plastics, Inc., were contributed and merged into Consolidated Container Company LLC, a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as the Transactions, Consolidated Container Company and our wholly owned subsidiary, Consolidated Container Capital, Inc., issued 10 1/8% senior subordinated notes due 2009 in an aggregate principal amount of $185.0 million, and we borrowed debt under a Senior Credit Facility, described herein.

        Consolidated Container Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company.

        On June 28, 2002, in an effort to simplify our corporate structure, we converted one of our existing, wholly-owned subsidiaries into a limited partnership, Consolidated Container Company LP, that now serves as the operating company for all domestic operations.

OVERVIEW

        Consolidated Container Company is a leading domestic developer, manufacturer and marketer of rigid plastic containers for many of the world's largest branded consumer products and beverage companies. In 2002, we sold more than 6 billion containers to the dairy, water, other beverage, food, household chemical and personal care, automotive, agricultural, and industrial chemical sectors. Our container product line ranges in size from two ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene (HDPE), polycarbonate (PC), polypropylene (PP), polyethylene terephthalate (PET) and polyvinyl chloride (PVC).

        We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 63 strategically located manufacturing facilities and through a research, development and engineering center. In addition, we have three international manufacturing facilities in Canada, Mexico and Puerto Rico. Twenty-five of our manufacturing facilities are located on-site at our customers' plants. On-site facilities enable us to work more closely with our customers to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs, and to foster the development of long-term manufacturing and distribution relationships. Our research, development and engineering center creates innovative product designs for our customers and process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

PRODUCTS

        Below are our seven principal product categories:

        Dairy.    We manufacture one gallon and one-half gallon HDPE bottles and similar products, which we sell primarily to dairies for sale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and "sleeved" milk bottles. Our dairy related products generated approximately 23.6% of net sales for the year ended December 31, 2002.

        Water.    We manufacture one and two and one-half gallon HDPE bottles and similar products, which we sell primarily to water producers for sale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water related products generated approximately 17.4% of net sales for the year ended December 31, 2002.

        Other Beverage.    We manufacture a wide variety of containers for other beverage products using HDPE and PET, consisting of high value-added technologically advanced containers for products such as fruit juices and drinks. We manufacture a wide array of products in this sector, ranging from six to 128 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE containers for fruit juice. These products generated approximately 12.4% of net sales for the year ended December 31, 2002.

        Food.    We manufacture a wide range of food containers using HDPE, PP and PET for a variety of food products, such as ketchup, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable ketchup bottles, high-gloss salsa containers and retortable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula and other products. Our food related products generated approximately 15.3% of net sales for the year ended December 31, 2002.

        Household Chemicals & Personal Care.    Our containers for household chemical products, made mainly from HDPE and PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made from HDPE and PVC, are used for shampoos, conditioners and other personal care products. Our household chemicals and personal care related products generated approximately 17.3% of net sales for the year ended December 31, 2002.

        Automotive.    We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield washer solvent. Our automotive related products generated approximately 6.7% of net sales for the year ended December 31, 2002.

        Agricultural, Industrial & Other.    We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use, and fertilizers. Our other products in this category include containers for medical and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other related products generated approximately 7.3% of net sales for the year ended December 31, 2002.

CUSTOMERS

        Our customers include many of the major branded consumer products companies, bottled water companies, national juice producers, large food concerns, national and regional dairies, and chemical and automotive product manufacturers. For the years ended December 31, 2002, 2001 and 2000, net sales attributable to our largest customer, The Proctor & Gamble Company, accounted for approximately 17%, 16% and 12%, respectively, and net sales attributable to our second largest customer, Dean Foods Company, accounted for approximately 11%, 12% and 9%, respectively.

        In many cases, we are the sole supplier of substantially all of our customers' container requirements for specific products or particular container sizes. In addition, we often have more than one contract with a particular customer because we have individual contracts for specific products or container sizes or, in some circumstances, separate contracts with one or more operating divisions or locations of a single customer.

COMPETITION

        We face substantial competition throughout our product categories from a number of well-established businesses operating nationally, as well as from firms operating regionally. Our primary national competitors include Ball Corp., Dupont Canada (Liqui-Box), Graham Packaging, Liquid Container, Owens-Illinois, Plastipak, Ring Can and Silgan. Several of these competitors are larger and have greater financial and other resources than we do. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as those of Nestle Waters North America, Kroger and Dean Foods.

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

MARKETING

        Substantially all of our sales are made through the direct efforts of our sales personnel. We conduct sales activities from our corporate headquarters in Atlanta, Georgia, and from various field sales offices located throughout the geographic territories in which we operate. In addition to our other sales and marketing efforts, we provide our customers with in-house support staff and 24-hour, seven days a week, year-round customer service.

RESEARCH, DEVELOPMENT AND ENGINEERING

        Research, development and engineering constitute an important part of our business. We undertake these efforts at our research, development and engineering center in Elk Grove, Illinois. We believe that the work performed at the research, development and engineering center makes us a leader in the innovation and design of new products, product enhancements and manufacturing technologies and processes, and thereby allows us to forge closer relationships with our customers. We are currently in the process of relocating this center from Elk Grove, Illinois to Atlanta, Georgia. We expect the move to be complete in the third quarter of 2003.

        We spent approximately $7.5, $7.1 and $7.4 million on research, development and engineering for the years ended December 31, 2002, 2001 and 2000, respectively. We believe that continuing cost effective product and manufacturing innovations are important to meeting customers' needs and lowering our unit cost, thus permitting us to remain competitive in the markets we serve.

INTELLECTUAL PROPERTY

        We have developed and continue to develop a number of trademarks and patents for use in our business. In addition, we also hold licenses for the use of several registered trademarks from third parties. Because our trademarks, brand names and patented packaging designs create goodwill and result in product differentiation, we believe that these assets are important to our business. Although we hold various trademarks and patents, we believe that our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. We cannot be assured that our competitors will not discover comparable or identical knowledge and techniques through independent development or by other legal means, and believe that our business, as a whole, is not dependent on these matters.

MANUFACTURING AND DISTRIBUTION

        Manufacturing.    At December 31, 2002, we operated over 590 blow molding production lines and twelve injection molding machines (which are used to produce closures, crates, overcaps, valves and preforms).

        Blow molding is the technique used to convert plastic into bottles and containers by either extrusion or stretch blow molding, depending on the desired container attributes. In the extrusion blow molding production process, resin pellets are blended with colorants or other necessary additives and fed into an extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds are used to capture the parisons as they leave the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. Extrusion blow molding can be used to process many different resin types. By contrast, stretch blow molding is either a one-stage or a two-stage process by which a test-tube shaped pre-form is injection-molded and then heated, stretched and filled with compressed air to fill the mold and form the bottle. This process provides enhanced physical clarity and gas barrier properties and is generally used for PET bottles but can also be used for PP bottles. This technique can be adapted for either low volume production runs of specialty containers, such as wide-mouthed jars, or high volume runs of commodity containers.

        We were among the first to develop and use wheel blow molding manufacturing technology. Our wheels operate at high speeds and efficiently manufacture containers with one or more special features, such as multiple layers, in-mold labeling or fluorination. In most cases, we are actively involved with our customers in the design and manufacture of new packaging features using custom wheel molds.

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

        We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent an aggregate amount of approximately $33.2, $44.1 and $68.2 million, in 2002, 2001 and 2000, respectively, on capital expenditures. We estimate that the capital expenditure required to maintain our current facilities will be approximately $15.0 million annually. Additional capital expenditures beyond this amount are required if we choose to expand capacity, implement significant additional cost saving programs, or decide to spend additional capital at a customer's request.

        Distribution.    We typically ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At our 25 on-site plants, our operations are usually integrated with the customer's manufacturing operations so that we can make deliveries, as needed, directly to the customer's conveyor lines. A number of the on-site locations sell products to outside customers as well.

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

EMPLOYEES

        At December 31, 2002, we employed approximately 4,130 people. Approximately 1,200 of these employees were hourly workers covered by collective bargaining agreements, which expire between June 1, 2003 and January 31, 2006. Given the seasonality of the bottled water industry, we expect to continue to employ full-time, temporary, and seasonal workers during the peak production months of May through September. Neither our predecessor companies nor we have had any material labor disputes in the past five years and we consider our relations with employees to be good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

        Although compliance with environmental laws and regulations requires ongoing expenditures and clean-up activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2002 and are not expected to be material in 2003. Safety expenditures, while not material in 2002, are expected to be approximately $1.2 million in 2003 as part of new ANSI/OSHA standards related to machine safety guarding. We believe that we are in material compliance with all applicable national, state, provincial and local environmental laws and regulations. We are currently not engaged in any clean-up activities required by governmental regulatory authorities under environmental laws and regulations.

GEOGRAPHIC AREAS

        Our revenues are principally generated in the United States. Foreign net sales were approximately $34.0, $37.0 and $34.6 million, respectively in 2002, 2001 and 2000. Net sales are attributed to countries based on location of the customer. The Company's long-lived assets located outside of the United States are not significant.

ONLINE PUBLICATION OF REPORTS

        As soon as reasonably practicable following their electronic filing with the Securities and Exchange Commission, our Annual Reports on Form 10-K, as well as all subsequent periodic reports on Forms 10-Q and 8-K, will be available free of charge on our website. Our internet address is www.cccllc.com.

ITEM 2: PROPERTIES

        We use various owned and leased properties located throughout the United States, Canada, Mexico and Puerto Rico for our manufacturing plants, corporate headquarters, warehouses, technical center and sales offices. At December 31, 2002, we had 66 manufacturing plants, 15 of which we owned and 51 of which we leased.

        The table below lists the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order), along with related information, in each case as of December 31, 2002.

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
Northeast
New Britain, Connecticut	5,500	Leased	Manufacturing	X
Westport, Connecticut	265	Leased	Sales Office
Windsor, Connecticut	58,000	Leased	Manufacturing
Portland, Maine	5,000	Leased	Manufacturing	X
Franklin, Massachusetts	55,000	Leased	Manufacturing
Franklin, Massachusetts	24,300	Leased	Manufacturing	X
Lynn, Massachusetts	12,000	Leased	Manufacturing	X
Marlborough, Massachusetts	4,600	Leased	Manufacturing	X
Hampstead, New Hampshire	42,000	Owned	Manufacturing
Burlington, New Jersey	6,500	Leased	Manufacturing	X
Elizabeth, New Jersey	40,000	Owned	Manufacturing

Monroe Township, New Jersey	62,000	Owned	Manufacturing
Batavia, New York	21,700	Leased	Manufacturing
Rensselaer, New York	4,500	Leased	Manufacturing	X
Rochester, New York	65,000	Owned	Manufacturing
Allentown, Pennsylvania	80,000	Leased	Manufacturing
Berwick, Pennsylvania	197,000	Owned	Manufacturing
Brenigsville, Pennsylvania	8,500	Leased	Manufacturing	X
Lancaster, Pennsylvania	18,100	Leased	Manufacturing	X
Leetsdale, Pennsylvania	42,000	Leased	Manufacturing
New Castle, Pennsylvania	92,000	Owned	Manufacturing
Oil City, Pennsylvania	96,000	Owned	Manufacturing
Penn Township Kelton, Pennsylvania	36,400	Leased	Manufacturing
Verona, Pennsylvania	90,200	Leased	Manufacturing
York, Pennsylvania	32,000	Leased	Manufacturing
Mid-Atlantic
Baltimore, Maryland	151,000	Owned	Manufacturing
Southeast
Lakeland, Florida	218,000	Leased	Manufacturing
Tampa, Florida	22,500	Leased	Manufacturing
Winter Haven, Florida	3,335	Leased	Manufacturing	X
Zephyr Hills, Florida	7,400	Leased	Manufacturing	X
Atlanta, Georgia	85,000	Leased	Manufacturing
Atlanta, Georgia	16,000	Leased	Corporate Office
McDonough, Georgia	4,000	Leased	Manufacturing	X
Greensboro, North Carolina	30,000	Leased	Manufacturing
Richmond, Virginia	11,000	Leased	Manufacturing	X
South
Demopolis, Alabama	44,000	Owned	Warehouse
Demopolis, Alabama	98,000	Owned	Manufacturing
West Memphis, Arkansas	67,000	Leased	Manufacturing
Louisville, Kentucky	4,000	Owned	Manufacturing
Kentwood, Louisiana	10,000	Leased	Manufacturing	X
Memphis, Tennessee	42,000	Leased	Manufacturing
Conroe, Texas	3,000	Leased	Manufacturing	X
Dallas, Texas (2 facilities)	31,000	Leased	Manufacturing	X
Fort Worth, Texas	8,000	Leased	Manufacturing	X
Houston, Texas	80,000	Leased	Manufacturing
Katy, Texas	10,000	Leased	Manufacturing	X
Sherman, Texas	101,000	Leased	Manufacturing

Mid-West
DuPage, Illinois	104,000	Leased	Manufacturing
Elk Grove, Illinois	183,000	Leased	Manufacturing
Elk Grove, Illinois	79,000	Leased	RD&E Center
Harvard, Illinois	126,300	Leased	Manufacturing
Hutchinson, Kansas	2,000	Leased	Manufacturing	X
Kansas City, Kansas	85,000	Leased	Manufacturing	X
Lenexa, Kansas	173,000	Leased	Manufacturing
Omaha, Nebraska	11,500	Leased	Accounting Center
Cincinnati, Ohio	1,000	Leased	Sales Office
Columbus, Ohio	8,600	Leased	Manufacturing	X
Springdale, Ohio	130,000	Leased	Manufacturing
West
Phoenix, Arizona	59,760	Leased	Warehouse
Phoenix, Arizona	44,000	Owned	Manufacturing
Anaheim, California	161,000	Leased	Manufacturing
City of Industry (Railroad), California	22,000	Leased	Manufacturing	X
City of Industry (Samuelson), California	135,100	Leased	Manufacturing
Ontario, California	40,000	Leased	Manufacturing	X
Riverside, California	17,000	Leased	Manufacturing	X
Santa Ana, California	103,000	Owned	Manufacturing
Tracy, California	160,000	Owned	Manufacturing
Union City, California	15,000	Leased	Manufacturing	X
Tukwila, Washington	67,000	Leased	Manufacturing
Vancouver, Washington	43,800	Owned	Manufacturing
Vancouver, Washington	35,000	Leased	Warehouse
Canada
Richmond, British Columbia	35,203	Leased	Warehouse
Mississauga, Ontario	34,800	Leased	Manufacturing
Mexico
Irapuato	25,000	Leased	Manufacturing (opened in 2003)
Mexico City	24,300	Leased	Manufacturing
Puerto Rico
Caguas	47,000	Owned	Manufacturing

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for our member units, and as of March 28, 2003, there was one holder of record, Consolidated Container Holdings. For a list of certain holders of the member units of Consolidated Container Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this Annual Report on Form 10-K.

        We are required to make tax distributions to holders of member units for reimbursement of tax obligations. There have been no distributions to our sole member, Consolidated Container Holdings, during the year ended December 31, 2002. The indenture, as described below, under which the Consolidated Container Company and Consolidated Container Capital issued their notes, as well as the Senior Credit Facility of Consolidated Container Company, contains restrictions on our ability to pay dividends to Consolidated Container Holdings.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA OF CONSOLIDATED CONTAINER COMPANY LLC

        The following table presents selected historical financial data for the years ended December 31, 2002, 2001 and 2000, and for the period July 2, 1999, through December 31, 1999, of Consolidated Container Company, successor to Reid Plastics. The following table also presents selected financial data of Reid Plastics for the period January 1, 1999 through July 1, 1999 and the year ended December 31, 1998.

        The selected historical consolidated financial data have been derived from and should be read in conjunction with the audited consolidated financial statements of Consolidated Container Company LLC, the notes to the financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Container Company LLC," included elsewhere in this report.

Selected Historical Consolidated Financial Data
(Amounts in millions)

	Successor				Predecessor
	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Period from July 2, 1999 through December 31, 1999	Period from Janaury 1, 1999 through July 1, 1999	Year Ended December 31, 1998
Income Statement Data:
Net sales	$746.5	$786.7	$754.7	$388.7	$85.4	$175.2
Cost of goods sold	654.1	694.2	627.0	315.2	67.4	144.7

Gross profit	92.4	92.5	127.7	73.5	18.0	30.5
Selling, general and administrative expenses	53.8	62.8	50.1	37.2	9.0	18.1
Restructuring charges (credits)(a)	0.1	3.8	(4.0)	8.8	—	—
Goodwill impairment	290.0	—	—	—	—	—
Contract dispute settlement and other (b)	—	6.6	—	—	—	—

Operating income (loss)	(251.5)	19.3	81.6	27.5	9.0	12.4
Other income (expense)	(1.7)	—	—	0.2	0.5	1.3
Interest expense, net (c)	47.2	50.5	58.6	27.0	4.5	10.5

Income (loss) before income taxes	(300.4)	(31.2)	23.0	0.7	5.0	3.2
Income tax expense (benefit)	—	—	—	—	2.9	2.8
Minority interest in subsidiaries	—	—	(0.2)	(0.2)	(0.3)	0.1

Income (loss) before extraordinary item	(300.4)	(31.2)	23.2	0.9	2.4	0.3
Extraordinary item	—	—	—	—	(1.2)	—

Net income (loss)	$(300.4)	$(31.2)	$23.2	$0.9	$1.2	$0.3

Other Data:
Net cash provided by operating activities	36.1	43.2	69.2	27.4	—	11.4
Net cash used in investing activities	(34.1)	(15.8)	(59.3)	(15.5)	(5.0)	(11.1)
Net cash provided by (used in) financing activities	21.2	(35.2)	(2.0)	(15.8)	4.4	0.7
Depreciation and amortization	38.3	48.4	47.8	25.8	7.2	16.0
Capital expenditures	33.2	44.1	68.2	24.9	5.1	12.7
Cash paid during the period for interest (d)	42.3	48.6	55.2	13.6	4.5	10.5
Balance Sheet Data (at end of period):
Cash and cash equivalents	$24.4	$1.2	$9.0	$1.1	$4.9	$5.4
Working capital	(58.8)	(34.4)	(14.6)	12.4	24.0	14.0
Total assets	690.7	965.0	1,001.6	990.1	984.0	219.9
Total debt	577.0	554.0	588.5	587.6	603.9	121.5
Total stockholders'/member's equity (deficit)	(83.6)	234.0	278.4	256.8	256.0	51.2

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

(b)
Contract dispute settlements and other represents customer related one-time charges.

(c)
Represents interest expense, net of interest income.

(d)
Cash paid during the period for interest excludes amortization of deferred financing fees.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONSOLIDATED CONTAINER COMPANY LLC

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, worker's compensation, benefit plan accruals, long-lived assets, and other contingencies. Actual results could differ from these estimates. The following critical accounting estimates are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

        Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, extensive use is made of advice from actuaries and assumptions are made about inflation, investment returns, mortality, employee turnover, and discount rates (see note 9 of the notes to the consolidated financial statements) that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying financial statements related to these retirement plans are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

        We periodically review the carrying value of our long-lived assets for indicators that the carrying value of the assets may not be recoverable. Our evaluation for property and equipment is based on projections of anticipated future undiscounted cash flows from those assets, which necessarily are dependent upon management's assessment of future business conditions. Our assessment of goodwill is based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, which requires management to estimate the fair value of the Company (as we only have one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For both goodwill and property and equipment, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Net Sales.    Net sales decreased by approximately 5.1% to $746.5 million for the year ended December 31, 2002 from $786.7 million in the year 2001. Approximately $19.6 million of the decrease was a result of lower sales prices charged due to the pass through of lower HDPE raw material costs. Another significant portion of the decline in sales was due to the loss of sales revenue from our Maine facility, which was sold to a major customer, and the loss of the Quaker State/Pennzoil business. The remainder of the decrease was attributable to price reductions to meet competitive situations and other volume losses.

        Gross Profit.    Gross profit was $92.4 million in 2002 compared to $92.5 million in 2001. Despite the lower sales in 2002, the Company experienced lower average resin costs during the year, and launched several company-wide purchasing initiatives that significantly lowered costs in several areas, such as corrugate, bags, film, resin, temporary labor and utilities. These gains were offset by increased levels of repair and maintenance spending to upgrade the condition of existing equipment and higher salary expense as several plant manager positions were filled or upgraded during the year. Additionally, the Company incurred expenses in 2002 related to the implementation of a manufacturing excellence program and the movement of equipment to better meet customer demand. Finally, despite the lower average resin prices during the year as compared to 2001, resin prices rose throughout much of 2002, which, despite the Company policy of passing through resin prices to customers, reduced gross profit during the year.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased by $2.2 million to $51.0 million, or 4.5%, during 2002 from $48.8 million in 2001. The primary reasons for the increase were increased salary and benefit expense related to increased headcount, relocation expenses and expenses attributable to the implementation of a new financial system at the Company.

        Amortization Expense.    Amortization expense decreased to approximately $2.5 million from approximately $14.0 million in 2001. This decline of $11.5 million, or 82.3%, was primarily the result of the implementation of the Statement of Financial Accounting Standards No. 142 (SFAS 142) whereby goodwill is no longer amortized.

        Restructuring Charges.    During the year 2002 there were no significant restructuring charges. In 2001 we recognized a restructuring charge of $3.8 million related to the relocation of the Company's corporate offices from Dallas, Texas, to Atlanta, Georgia, severance costs, and the installation of a new management team at the Company.

        Goodwill Impairment.    Goodwill impairment of $290.0 million was recorded in the fourth quarter of 2002. This impairment was the result of several factors including a revision of management's view of future operational improvements and prospects, a decline in market trading multiples from publicly traded peers, and the recognition of significant intangible assets (primarily customer contracts) previously reported as part of goodwill.

        Contract Dispute Settlement & Other.    During 2002 the Company had no contract dispute settlement costs or other one-time expenses. During the year ended December 31, 2001, we recognized customer-related settlement costs and other charges of approximately $6.6 million. Approximately $5.0 million of the settlement charges related to the settlement of a contract dispute with a major customer. An additional $1.0 million resulted from the settlement of other customer claims. The remaining charges related to relocation costs of the corporate headquarters.

        Operating Income.    Operating income decreased by approximately 1,401.7% to a loss of $251.5 million for the year ended December 31, 2002, from $19.3 million of income in 2001. The decrease was primarily the result of the goodwill impairment and higher selling, general and administrative expense offset by the reduced amortization expense, the lack of restructuring and contract dispute settlements and other claims in 2002. Removing the effect of the goodwill impairment charge, operating income would have increased by approximately 99.4% to $38.5 million for the year end 2002.

        Interest Expense, Net.    Net interest expense decreased by approximately 6.5%, or $3.3 million to $47.2 million for the year from $50.5 million in 2001. This change was primarily due to a more favorable interest rate environment in 2002.

        Net Loss.    Net loss increased by approximately 862.9% to $300.4 million for the year ended December 31, 2002, from a net loss of $31.2 million for the comparable period of 2001. The increase was primarily the result of the goodwill impairment and higher selling, general and administrative expense offset by the reduced amortization expense, lack of restructuring and contract dispute settlements and other claims, and lower interest rates in 2002. Removing the effect of the goodwill impairment charge, net loss would have decreased by approximately 66.6% to $10.4 million for the year ended 2002.

  Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Net Sales.    Net sales increased by approximately 4.2% to $786.7 million for the year ended December 31, 2001 from $754.6 million in the year 2000. Approximately $39.0 million of the increase in net sales was the result of increased volume attributable to the commercialization of several significant new business projects. Another portion of the increase in net sales was attributable to increased prices charged to customers resulting from the pass-through of higher raw material costs. The increase in net sales was partially offset by the settlement of a $3.0 million customer claim, unrelated price reductions to meet competitive situations, and business lost in competitive bid situations.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are primarily generated from operations and borrowings under our Senior Credit Facility.

        Cash provided by operations in 2002 was $36.1 million, a decrease of $7.0 million compared to 2001. This decrease resulted primarily from cash payments of $12.6 million made in 2002 relating to one time charges that occurred in 2001, partially offset by improved management of accounts receivable. Cash used in investing activities for the year ended December 31, 2002 was $34.1 million, compared to $15.8 million in 2001. The change was largely the result of proceeds received from the sale-leaseback of assets of $28.3 million during 2001. This was offset somewhat by a decrease in capital expenditures from $44.1 million in 2001 to $33.2 million in 2002 due to lower capital spending on new business projects in 2002. Cash provided by financing activities for 2002 of $21.2 million primarily resulted from the proceeds received from revolving and term debt during the year.

        Our ability to generate cash from operations and from borrowing is subject to certain risks, including fluctuations in raw material prices and availability, covenant restrictions in our Senior Credit Facility that may adversely limit our ability to borrow funds, and reliance on several large customers, the loss of which would have a material adverse affect on our ability to generate cash flow. If we are unable to mitigate these and the other risks discussed in more detail in the "Risk Factors" section, our cash flow could be negatively impacted.

        As a limited liability company, we are not liable for U.S. federal income taxes under the Internal Revenue Code of 1986, as amended. Similarly, as a limited liability company, our parent, Consolidated

Container Holdings, is not liable for U.S. federal income taxes. The applicable income or loss will be included in the tax returns of the members of Consolidated Container Holdings. We are required to make tax distributions to Consolidated Container Holdings to enable it to reimburse its members for their tax obligations. Total distributions recorded for the years ended December 31, 2002, 2001 and 2000 were $(0.1), $(0.2), and $1.5 million, respectively, net of any refunds received on overpayment of prior year taxes. We estimate that there are no tax distributions payable for 2002.

        In connection with the Transactions, we entered into a credit agreement, which we refer to as the Senior Credit Facility, dated as of July 1, 1999, among us, Consolidated Container Holdings, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and Collateral Agent, JPMorgan Chase Bank (successor by merger to Morgan Guaranty Trust Company of New York), as Documentation Agent, and Credit Suisse First Boston (f/k/a Donaldson, Lufkin, & Jenrette Securities Corporation), as Syndication Agent, and the other banks a party thereto and certain related security agreements. In connection with the Transactions, we borrowed under the Senior Credit Facility and issued $185.0 million aggregate principal amount of notes under an indenture dated as of July 1, 1999, among us, Consolidated Container Capital, Inc., as co-issuer of the notes, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee. At December 31, 2002, we had total debt of $577.0 million and member's deficit of $83.6 million. Subject to restrictions in the Senior Credit Facility and the indenture, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

        Our Senior Credit Facility was amended effective February 27, 2002. Terms of the amendment included the modification of certain covenants and the addition of others, a reduction in commitments under the revolving loan facilities, the addition of a tranche 3 revolver guaranteed by the principal owners of Consolidated Container Holdings, and an increase in interest margins by as much as 1.5%. Additionally, $36.5 million of the tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing in 2005. A description of terms of our Senior Credit Facility, as amended, follows.

        Following the February 2002 amendment, the Senior Credit Facility consisted of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, an uncommitted tranche C term loan totaling $100.0 million (which will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $69.5 million revolving credit facility. At December 31, 2002, we had drawn down $31.0 million under the tranche 1 revolving loan facility, and an additional $12.4 million was reserved for outstanding standby letters of credit. An $11.0 million restriction was placed on the tranche 1 revolving loan facility in connection with the amendment dated February 27, 2002, leaving available borrowings of $15.1 million, subject to customary borrowing conditions. Of the revolving credit facilities, $15.0 million of the commitment was scheduled to mature on January 5, 2003, with the remaining $54.5 million maturing on July 2, 2005. Additionally, there is a requirement that the unutilized balance under the revolving credit facility plus cash and cash equivalents cannot be less than $15.0 million on any month end on or after June 30, 2002. The amortization schedule of the tranche A term loan will require us to repay $33.8 million in 2003, $37.5 million in 2004 and $18.8 million in 2005. The tranche B term loan requires amortization payments in equal annual installments of 1% of its initial principal amount for each of the first six years after July 2, 1999, and the amortization of the remaining amount in eight quarterly payments in the seventh and eighth years after the closing of the Senior Credit Facility. The tranche 2 converted term loan requires quarterly payments of $3.0 million through June 30, 2005.

        Borrowings under the Senior Credit Facility bear interest, at our option, at either:

  •
  a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus a margin; or

  •
  a eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank eurodollar market, plus an applicable interest margin.

        The applicable margin on base rate and eurodollar loans is based on a schedule that corresponds to the leverage ratio of Holdings and its subsidiaries on a consolidated basis. At December 31, 2002, we were paying the following margins on amounts borrowed:

  •
  2.75% for base rate loans and 3.75% for eurodollar rate loans for tranche A term loans, tranche 2 converted term loans, and revolving credit loans;

  •
  3.25% for base rate loans and 4.25% for eurodollar rate loans for tranche B term loans; and

  •
  a rate to be determined for tranche C term loans, based on the agreement between us and the lender or lenders providing that loan.

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

        The Senior Credit Facility also requires that we maintain specified financial ratios relating to maximum level of leverage to EBITDA (earnings before interest and taxes plus depreciation and amortization) and minimum interest and fixed charge coverage. In addition, the Senior Credit Facility and the indenture restrict our ability to pay dividends. As noted above, the Senior Credit Facility was amended in the first quarter of 2002, changing ratio covenant restrictions related to leverage, interest coverage, and fixed charge coverage. Additional covenants were added further limiting capital expenditures, requiring a minimum EBITDA (earnings before interest, taxes, depreciation, and amortization) for the five months ending May 31, 2002, and setting minimum levels of revolver availability at each period-end. As of December 31, 2002, we were operating under a waiver relating to these covenants.

        The Company, its principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell securities of the Company, including the Notes, in compliance with any applicable securities laws.

SUBSEQUENT EVENT

        In January 2003, the Senior Credit Facility was amended, changing the following terms:

  •
  Financial ratio covenant restrictions related to leverage, and fixed charge coverage were eliminated, and the interest coverage ratio was amended. A new covenant was added setting minimum required levels of trailing twelve month cumulative EBITDA (earnings before interest, taxes, depreciation, and amortization) for each month beginning in March 2003.

  •
  Availability under the revolving credit portion of the Senior Credit Facility was permanently reduced to $43.5 million from $54.5 million.

  •
  The tranche 3 revolving loan facility with a commitment of $15.0 million was eliminated effective January 10, 2003.

  •
  An additional fee of 1.0% is to be paid on the unpaid principal balance of each loan. Cash payment of this fee is deferred until June 30, 2005.

  •
  The term loan amortization schedule was amended such that $25.75 million will be due in installments from March 31, 2003 until June 29, 2005. This covers the amortization that was due under the prior agreement for the period from December 31, 2002 to June 29, 2005. On June 30, 2005, the balance of the unpaid principal amounts on the tranche A term loan and the tranche 2 converted loan will become due and payable.

  •
  A fee of 2.0% will be charged on all deferred principal payments less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005.

  •
  A tranche C term loan in the amount of $35.0 million was added to the Senior Credit Facility. The current interest rate to be paid on such loan is the London Interbank Offer Rate (LIBOR) plus a margin of 3.25%. Additional interest will accrue on the tranche C term loan at a rate of 11.3%. This accrued interest will be paid at the earlier of June 30, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in the Company.

  •
  A fee on the tranche C term loan equal to 4.0% of the principal amount will be paid. This will be paid in cash upon the repayment of the tranche C term loan.

  •
  An excess cash flow payment equal to 75% of the excess cash flow generated by the Company (as described in the amendment) is required for the periods ending June 30, 2003, December 31, 2003, and December 31, 2004. Any June 30, 2003 payment would reduce the scheduled amortization for December 31, 2003.

  •
  The Company was also required to retain an independent financial advisor to review and analyze the business, financial performance, budget and projections of the Company no later than March 31, 2003, with best efforts to be made to have a report to the administrative agent not later than April 30, 2003. The Company has already retained an independent financial advisor, and their work is in process.

  •
  For further detail regarding the changes to the credit agreement, please see the 8-K filed January 14, 2003.

        Management believes future funds generated by operations and borrowings under its Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2003.

        We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of December 31, 2002 but prior to the January 2003 amendment to the Senior Credit Facility (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-Term Debt	$545,083	$61,159	$132,369	$166,555	$185,000
Capital Lease Obligations	893	809	84	—	—
Operating Leases	51,565	13,627	16,557	12,555	8,826
Revolving Credit Facility (a)	31,000	31,000	—	—	—
Other Long-Term Obligations (b)	2,076	2,076	—	—	—

Total Contractual Cash Obligations	$630,617	$108,671	$149,010	$179,110	$193,826

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit	$12,392	$12,392	$—	$—	$—
Revolving Credit Facility (c)	26,108	26,108	—	—	—

Total Commercial Commitments	$38,500	$38,500	$—	$—	$—

(a)
The Revolving Credit Facility represents the actual outstanding balance as of December 31, 2002.

(b)
Other long-term obligations include employee bonus and termination commitments.

(c)
The Revolving Credit Facility represents the unused borrowing commitment available to us as of December 31, 2002. See the "Subsequent Event" disclosure earlier in this section for more information on the impact of the amendment to the Senior Credit Facility on the above numbers.

INFLATION

        Other than changes in resin costs, which are generally passed on to customers, inflation has not had a significant impact on our cost of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue 94-3 it was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 on January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

        In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS 144 on January 1, 2002 and the adoption did not have a significant impact on the financial position and results of operations.

        In November 2002, the FASB issued Interpretation "FIN" No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN No. 45 are effective for the year ended December 31, 2002. We believe the provisions of FIN No. 45 will not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. We believe the provisions of FIN No. 46 will not have a material effect on our financial position or results of operations.

FORWARD LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "will,' "estimates," "plans," "strategy," "believes," "anticipates," "expects," "intends," foresees," "projects," "forecasts" or words of similar meaning or import. Consolidated Container Company desires to take advantage of the "safe harbor" provisions of the aforementioned Act. We have made such statements in prior filings with the Securities and Exchange Commission and in this filing. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

RISK FACTORS

        Key factors that may have a direct bearing on our results and financial condition include, but are not limited to:

        We have substantial leverage, which may affect our ability to use funds for other purposes. A substantial portion of the Company's cash flow will be dedicated to the payment of principal and interest on the Company's indebtedness, which reduces the funds available to the Company for other purposes, including capital expenditures. The Company also currently carries a higher degree of leverage than many of its competitors, which could place the Company at a disadvantage to some of its competitors in certain circumstances. In addition, certain of the Company's borrowings are at variable rates of interest, which exposes the Company to the risk of increased interest rates. If the Company were to experience poor financial and operational results, the combination of the poor performance and the substantial leverage of the Company might create difficulties in complying with the covenants contained in the Company's revised credit agreement and bond indenture. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross- default provisions.

        Fluctuations in raw material prices and raw material availability may affect our results. We are exposed to fluctuations in the availability of and/or prices for raw materials. If our access to some raw materials were to be interrupted, or we could not purchase them at competitive prices, then our financial results and results of operations would suffer. We use large quantities of high-density polyethylene, polycarbonate, polypropylene, polyethylene terephthalate, and polyvinyl chloride resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. On average over time, we generally pass changes in the prices of raw materials through to our customers. We may not always be able to do so, and we cannot assure that we will always be able to pass through future price increases in a timely manner.

        Our ability to service interest expense and debt amortization could be impaired. The Company's ability to make scheduled repayments with respect to its indebtedness will depend on the financial and operating performance of the Company over time. There can be no assurance that our operating results and cash flow will be sufficient to meet scheduled payments related to the Company's indebtedness. If the Company were unable to make such payments, the Company would face significant liquidity problems and might be required to reduce or delay certain capital expenditures, sell assets, obtain equity capital, or restructure their senior and subordinated debt obligations.

        The covenants in our Senior Credit Facility may adversely limit our ability to operate our business. The Company's revised credit facility contains a number of significant covenants, that, among other things, restrict the ability of the Company to make acquisitions, dispose of assets, incur additional indebtedness, pay dividends, and make capital expenditures. The Company also operates under covenants that require us to satisfy certain financial ratios and minimum levels of financial performance. The ability of the Company to comply with such covenants may be affected by events beyond the control of the Company, and there is no assurance that the Company will be able to meet the specified financial ratios or minimum levels of performance. Failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default provisions.

        We are dependent upon several customers, the loss of which could have a material adverse affect on our results. For the year ended December 31, 2002, our largest customer accounted for 17% of our sales, and our ten largest customers accounted for 49% of our sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. Most of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, we face the risk that the customers will not purchase expected amounts of the products covered under contract. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business. We cannot guarantee that we will be able to successfully renew these contracts as they expire.

        We are subject to intense competition in our industry. Substantial competition is present throughout our product categories from well established businesses competing nationally and from other businesses competing locally. Several of these competitors are larger and/or have greater financial resources than we do.

        We are dependent on several key managers, the loss of whom could have a material effect on our operations, and on our business development. There are several key personnel the loss of whom would have an effect on our operations. In particular, the loss of the services provided by Stephen E. Macadam, the President and Chief Executive Officer of Consolidated Container Company, could have a material adverse effect on our business.

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

        We operate under a variety of safety and environmental laws and regulations, and are subject to national, state, provincial and/or local laws and regulations. Compliance with these laws and regulations can require significant capital expenditures and operating expenses. Violations of these laws and regulations may result in substantial fines and penalties. Changes in these laws and regulations or our inability to comply with these could have a material adverse impact on our results.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the year ended December 31, 2002, would have increased interest expense by approximately $4.3 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data are listed on the index at Item 15 and included herein beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2002 and 2001.

PART III

ITEM 10: MEMBERS OF THE MANAGEMENT COMMITTEE AND EXECUTIVE OFFICERS

        Consolidated Container Company is managed by its sole member, Consolidated Container Holdings. Consolidated Container Holdings is managed by a management committee consisting of eight members. Two of the members were appointed by Vestar Packaging LLC (James P. Kelley and John R. Woodard), two were appointed by Reid Plastics Holdings (Ronald V. Davis and Leonard Lieberman), and two were appointed mutually by Vestar Packaging LLC and Reid Plastics Holdings (William G. Bell and B. Joseph Rokus). Of the remaining two members, one was appointed by Franklin Plastics (Richard L. Robinson), and one is the chief executive officer of Consolidated Container Company, currently Stephen E. Macadam. The members of the management committee serve in such capacity until removed or replaced by the parties appointing them.

        The members of the management committee of Consolidated Container Holdings and the executive officers of Consolidated Container Company and their ages and positions are as follows:

Name	Age	Position
Ronald V. Davis	56	Chairman of the Management Committee
B. Joseph Rokus	49	Vice Chairman of the Management Committee
Stephen E. Macadam	42	President and Chief Executive Officer and Member of the Management Committee
Tyler L. Woolson	40	Chief Financial Officer
Louis Lettes	39	Vice President, General Counsel and Secretary
Richard P. Sehring	40	Senior Vice President, Finance & Accounting, and Chief Accounting Officer
Joyce A. Foster	41	Vice President, Human Resources
Robert K. Brower	54	Senior Vice President, Operations Services & Procurement
Douglas A. Smith	43	Assistant Treasurer and Director of Accounting Operations
William G. Bell	56	Member of the Management Committee
James P. Kelley	48	Member of the Management Committee
Leonard Lieberman	74	Member of the Management Committee
Richard L. Robinson	73	Member of the Management Committee
John R. Woodard	39	Member of the Management Committee

        Ronald V. Davis has served as Chairman of the management committee since the closing of the Transactions. Since December 1998, Mr. Davis has served as President and Chief Executive Officer of Reid Plastics Holdings. Currently, Mr. Davis is Chairman of Davis Capital LLC, a private equity investment company, which he founded in 1994. Mr. Davis founded The Perrier Group of America, and, between 1979 and 1992, he served as its President and Chief Executive Officer. From 1992 to 1994, he served as Chairman of the Board of Directors for Perrier Group of America, Inc. He currently serves on the Board of Directors of Greenwich Technology Partners. Mr. Davis received a B.A. from California State University and an M.B.A. from the University of Southern California.

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

        Stephen E. Macadam has served as President and Chief Executive Officer of Consolidated Container Company and as a member of the management committee since August 2001. Mr. Macadam previously served with Georgia-Pacific Corporation where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998, culminating in the role of Principal in charge of their Charlotte, North Carolina operation. Mr. Macadam received a B.S. in Mechanical Engineering from the University of Kentucky, an M.S. in Finance from Boston College, and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

        Tyler L. Woolson has served as Chief Financial Officer of Consolidated Container Company since January 2002. Previously Mr. Woolson served as the Vice President, Strategic Planning for Georgia-Pacific Corporation since December 1999. Mr. Woolson also served as Vice President, Finance for The Timber Company, a subsidiary of Georgia-Pacific, from 1997 until 1999, and as Senior Manager, Strategic Planning for Georgia-Pacific from 1995 until 1997. Between 1989 and 1995 Mr. Woolson served as a Senior Consultant for Towers Perrin in Los Angeles and Atlanta. Mr. Woolson received a B.A. from Dartmouth College, and an M.B.A. from The Amos Tuck School (Dartmouth College) with a specialization in Corporate Finance.

        Louis Lettes has served as Vice President, General Counsel and Secretary of Consolidated Container Company since January 2002. Previously, Mr. Lettes served as Vice President and General Manager of Homestore.com from 1999 to 2001. Mr. Lettes served in various positions at Turner Broadcasting System from 1992 to 1999 and as an associate at the law firm of Alston & Bird from 1989 to 1992. Mr. Lettes received an A.B. from Princeton University and a J.D. from Vanderbilt University School of Law. Mr. Lettes is a member of the State Bar of Georgia.

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

        Joyce A. Foster has served as Vice President, Human Resources, for Consolidated Container Company since January 2002. Previously, Ms. Foster served as Director, Special Projects, from September 2001 until January 2002. Ms. Foster held various positions with Georgia-Pacific Corporation from September 1987 until September 2001 including Senior Manager, Education and Development, Pulp & Paperboard, Director, Development, Containerboard & Packaging Division, and Manager of Business Analysis, Packaging Division.

        Robert K. Brower has served as the Senior Vice President for Operations Services and Procurement of Consolidated Container Company since October 2001. Prior to that date, Mr. Brower served as Vice President, Strategic Sourcing, for the Company since May 1999. Mr. Brower served in a variety of positions within the procurement organization of Newell-Rubbermaid Corporation from 1997 until 1999 eventually becoming the Vice President for Global Procurement. Mr. Brower served for 26 years in the United States Army, retiring in 1997 with the rank of Colonel. Mr. Brower received a B.A. and M.A. from the University of Richmond and an M.B.A. from Long Island University.

        Douglas A. Smith has served as Assistant Treasurer and Director of Accounting Operations since July 2002. Prior to that date, Mr. Smith had been in the position of Manager of Accounting since the Company's inception in 1999. Mr. Smith started working for Plastic Containers, Inc. in 1988 as an accounting supervisor and was later promoted to the position of Manager of Accounting. Mr. Smith received his B.S. in Business Administration with a major in accounting from the University of Nebraska.

        William G. Bell has served as a member of the management committee since the closing of the Transactions. Mr. Bell has been the owner and President of Aqua Filter Fresh, Inc. since 1980 and the Executive Vice President of Tyler Mountain Water Co. Inc. since 1985. Mr. Bell was also the President of Bell Sales, Inc. from 1980 to 2000. Mr. Bell is a director of Reid Plastics Holdings, Aqua Filter Fresh, Inc., Wissahickon Spring Water Company, Glacier Water Services Inc., Clear Mountain Spring Water LLC and Bell Sales, Inc. Mr. Bell also served as the Chairman of the International Bottled Water Association, an organization with which he has been affiliated since 1989. In 2002, Mr. Bell was inducted into the Beverage World Bottled Water Hall of Fame.

        James P. Kelley has served as a member of the management committee since the closing of the Transactions. Mr. Kelley is President of Vestar Capital Partners (an affiliate of Vestar Capital Partners III, L.P.) and was a founding partner of Vestar Capital Partners at its inception in 1988. Mr. Kelley is a director of Reid Plastics Holdings, SAB Wabco, Michael Foods and St. John Knits, Inc., companies in which Vestar Capital Partners III, L.P., or an affiliate has a significant equity interest. Mr. Kelley received a B.S. from the University of Northern Colorado, a J.D. from the University of Notre Dame and an M.B.A. from Yale University.

        Leonard Lieberman has served. as a member of the management committee since the closing of the Transactions. Mr. Lieberman was Chairman, President and Chief Executive Officer of Supermarkets General Corporation from 1982 to 1987 and of Outlet Communications, Inc. in 1991. Since 1995, Mr. Lieberman has served as a consultant to Vestar Capital Partners III, L.P., and its affiliates. Currently, Mr. Lieberman is a director of Sonic Corp., Nice Pak Products, Inc., Michael Foods, Inc. and Enterprise NewsMedia. Mr. Lieberman received a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard Business School.

        Richard L. Robinson has served as a member of the management committee since January 2000. Mr. Robinson has been Co-CEO of Robinson Dairy LLC, a wholly owned subsidiary of Dean Foods, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of Robinson Dairy, Inc. Currently, Mr. Robinson is a director of US Exploration Inc., HCA/HealthOne, and Horizon Organic Dairy. Mr. Robinson received a B.S. from Colorado State University.

        John R. Woodard has served as a member of the management committee since the closing of the Transactions. Mr. Woodard is a Managing Director of Vestar Capital Partners and joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director of The Blackstone Group. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is also a Director of Reid Plastics Holdings and A.P. Deauville, LLC. Mr. Woodard received a B.A. from Williams College.

        Except as described in this section, there are no arrangements or understandings between any member of the management committee or executive officer and any other person under which that person was elected or appointed to their position.

MANAGEMENT COMMITTEE COMPENSATION

        All members of the management committee are reimbursed for their usual and customary expenses incurred in attending all management committee and committee meetings. Members of the management committee who are also employees of Consolidated Container Holdings, Consolidated Container Company, Vestar Capital Partners or Dean Foods do not receive additional remuneration for serving as members of the management committee. Each other member of the management committee receives compensation of $2,500 for each meeting of the management committee that such member attends in person or telephonically and $3,750 for each calendar quarter of service as a member of the management committee.

        Following the closing of the Transactions, the management committee established a compensation committee, comprised of Messrs. Davis, as chairman, Bell, Kelley and Robinson. In addition, the management committee established an audit committee, comprised of Messrs. Lieberman, as chairman, Rokus and Woodard.

OPTION PLANS

        Following the closing of the Transactions, Consolidated Container Holdings adopted a 1999 Unit Option Plan to provide some of our key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Consolidated Container Holdings. The number of options available under this plan has since been increased to 1,040,694 pursuant to resolutions of the management committee and amendments to the option plan. Under the option plan, Consolidated Container Holdings has granted options to certain of these key employees that represent the right to acquire, in total, 890,694 member units of Consolidated Container Holdings. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Consolidated Container Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

        In addition to the options to purchase member units in Consolidated Container Holdings that were granted to some of our key employees under the 1999 Unit Option Plan described above, certain of these employees also hold options to purchase member units of Consolidated Container Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, the rights to acquire 139,224 member units were outstanding as of December 31, 2002. The compensation committee administers these option plans.

LONG-TERM INCENTIVE PLAN

        Following the closing of the Transactions, the management committee of Consolidated Container Holdings adopted a long-term incentive plan for some of our officers, other key employees and outside consultants. If a liquidity event, as defined in the plan, were to occur, then the management committee of Consolidated Container Holdings will establish a bonus pool of cash equal to a formula based on the appreciation in value of the member units of Consolidated Container Holdings. As defined in the plan, a liquidity event includes:

  •
  the sale of substantially all of the member units of Consolidated Container Holdings held by Vestar Packaging and its affiliates;

  •
  the sale of substantially all of the assets of Consolidated Container Holdings; or

  •
  an initial public offering of 50% or more of the member units of Consolidated Container Holdings.

        Those awarded grants under the plan will share in the bonus pool. Consolidated Container Holdings will make bonus payments, however, only if (1) a liquidity event occurs and (2) specified rates of return are realized by Vestar Packaging LLC and its affiliates on their investment in Consolidated Container Holdings. The management committee or the compensation committee of Consolidated Container Holdings will administer the plan. To date, Consolidated Container Holdings has not made any awards under the plan.

EMPLOYMENT AGREEMENTS

        Effective August 31, 2001, William L. Estes resigned from his position with Consolidated Container Company. In accordance with his employment agreement, he receives $49,700 per month for two years from the date of his resignation. Mr. Estes is also provided medical, life, dental and long-term disability insurance benefits for these two years, provided, however, that such benefit coverage shall terminate in the event and to the extent Mr. Estes begins receiving any such benefits from a subsequent employer.

        As of August 13, 2001, Consolidated Container Company entered into an employment agreement with Stephen E. Macadam. The employment agreement provides that Mr. Macadam will be employed as the President and Chief Executive Officer of Consolidated Container Company at an annual base salary of $500,000 for a term of five years, subject to his earlier termination for "cause." "Cause" includes willful misconduct, his conviction of a felony, or his resignation without "good reason." Commencing with August 13, 2006, and on each August 13 thereafter, the Employment Term shall be automatically extended for an additional one-year period, unless we or Mr. Macadam provides the other with 60 days written notice. Mr. Macadam is entitled to a bonus of up to 100% of his base salary at the discretion of the management committee, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, to an additional payment to offset negative tax effects on his benefits. Mr. Macadam was guaranteed a bonus through fiscal year 2002 of 100% of his base salary.

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

  •
  a cash lump sum payment for unused vacation and unpaid other compensation; and

  •
  continued employee medical and life insurance plans for the term of the severance payments.

        In the event of his death or permanent disability, Mr. Macadam or his estate will be entitled to a reduced compensation package. In addition, Mr. Macadam agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates, not to be engaged in, in any capacity, any business that competes with Consolidated Container Company, nor to solicit any person who was employed by Consolidated Container Company or its affiliates during the twelve months preceding that solicitation for a period of twenty-four months after the date of his termination of employment. In exchange for agreeing to be bound by these covenants, Mr. Macadam will receive payments totaling twice the average of the base salary and annual bonus earned in the two years prior to his termination (or the average of the base salary and annual bonus payable during the first two years of the employment term if Mr. Macadam's termination occurs prior to his second anniversary).

        As of January 27, 2002, Consolidated Container Company entered into an employment agreement with Tyler L. Woolson. The employment agreement provides that Mr. Woolson will be employed as the Chief Financial Officer of Consolidated Container Company at an annual base salary of $300,000 (plus any increases) for a term of five years, subject to his earlier termination for "cause." "Cause" includes willful misconduct, his conviction of a felony, or his resignation without "good reason." Commencing with January 2007, and on each January 27 thereafter, the Employment Term shall be automatically extended for an additional one-year period, unless the Company or Mr. Woolson provides the other with 60 days written notice. Mr. Woolson is entitled to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company.

        In the event that Consolidated Container Company terminates Mr. Woolson without cause or he resigns for good reason before the employment agreement expires, Mr. Woolson will be entitled to receive:

  •
  any payments and benefits provided under any plans or programs in which he participated before the termination;

  •
  payment of the average of the base salary and annual bonus earned in the two years prior to his termination (or the average of the base salary and annual bonus payable during the first two years of the employment term if Mr. Woolson's termination occurs prior to his second anniversary) multiplied by two (2);

  •
  a cash lump sum payment for unused vacation and unpaid other compensation; and

  •
  continued employee medical and life insurance plans for the term of the severance payments.

        In the event of his death or permanent disability, Mr. Woolson or his estate will be entitled to a reduced compensation package. In addition, Mr. Woolson agreed not to disclose any confidential information regarding Consolidated Container Company and its affiliates, not to be engaged in, in any capacity, any business that competes with Consolidated Container Company, nor to solicit any person who was employed by Consolidated Container Company or its affiliates during the twelve months preceding that solicitation for a period of twenty-four months after the date of his termination of employment.

ITEM 11: EXECUTIVE COMPENSATION

        The table below shows the compensation paid or earned by the current Chief Executive Officer, the four other most highly paid executive officers of Consolidated Container Company as of December 31, 2002, and the two former executive officers who received the highest compensation during 2002 but whose employment with the Company ended during 2002. For all such officers, the table shows compensation during the years ended December 31, 2002, 2001 and 2000 where applicable:

SUMMARY COMPENSATION TABLE

Long-term Compensation
Annual Compensation
Name and Principal Position				Number of Securities Underlying Options	All Other Compensation
	Year	Salary	Bonus
Stephen E. Macadam (1) President and Chief Executive Officer	2002 2001	$519,417 188,200	$520,000 407,692	575,000 —	$22,386 11,790
Tyler L. Woolson (2) Chief Financial Officer	2002	276,923	45,000	100,000	9,195
Richard P. Sehring (3) Senior Vice President, Finance & Accounting & Chief Accounting Officer	2002 2001	200,000 30,769	20,000 5,000	30,000 —	5,666 —
Robert K. Brower (4) Senior Vice President, Operation Services & Procurement	2002 2001 2000	233,449 178,500 144,860	30,000 30,000 22,000	11,000 — —	129,133 5,250 24,600
Louis Lettes (5) Vice President, General Counsel & Secretary	2002	171,635	10,000	15,000	3,891
Henry Carter (6) Former Executive Vice President of Sales and Marketing	2002 2001 2000	80,769 247,500 240,000	— — 24,000	— — —	307,423 5,250 5,100
David M. Stulman (7) Former Vice President, Human Resources	2002 2001 2000	40,124 163,000 157,500	— — 15,000	— — —	136,619 5,250 5,100

(1)
Mr. Macadam joined Consolidated Container Company in August 2001. His original stock option grant in 2001 of 525,000 options was exchanged for a new grant of 525,000 on 7/1/2002 and an additional grant of 50,000 was made on 8/13/2002. Included in Other Compensation for 2002 for Mr. Macadam are club membership ($4,236), car allowance ($12,516), and imputed income on Company-provided Life Insurance ($1,200), and employer matching contributions for Company-sponsored 401k plan ($4,434).
(2)
Mr. Woolson joined Consolidated Container Company in January 2002. Amount shown in Bonus column represents an initial signing bonus ($20,000) as well as a performance bonus for 2002 ($25,000). Included in Other Compensation for Mr. Woolson is imputed income on Company-provided Life Insurance ($1,080), employer matching contributions for Company-sponsored 401k plan ($3,115), and reimbursement for COBRA coverage prior to Company benefits becoming effective ($5,000).
(3)
Mr. Sehring joined Consolidated Container Company in November 2001. His original stock option grant in 2001 of 30,000 options was exchanged for a new grant of 30,000 on 7/1/2002. Included in Other Compensation for Mr. Sehring are imputed income on Company-provided Life Insurance ($15), employer matching contributions for Company-sponsored 401k plan ($3,692) and reimbursement for COBRA coverage prior to Company benefits becoming effective ($1,959).
(4)
Mr. Brower's stock option grants from 1999 and 2001 (totaling 7,700) plus an additional grant of 3,300 in 2002 were exchanged for a new grant of 11,000 options on 7/1/2002. Included in Other Compensation for 2002 for Mr. Brower are imputed income on Company-provided Life Insurance ($133), employer matching contributions for Company-sponsored 401k plan ($5,500), and relocation expenses paid by the Company to cover Mr. Brower's relocation from Dallas, Texas to Atlanta, Georgia ($123,500).
(5)
Mr. Lettes joined Consolidated Container Company in January 2002. Included in Other Compensation for Mr. Lettes are imputed income on Company-provided Life Insurance ($12), employer matching contributions for Company-sponsored 401k plan ($1,212), and reimbursement for COBRA coverage prior to Company benefits becoming effective ($2,667).
(6)
Mr. Carter resigned from his position as Executive Vice President of Sales and Marketing as of March 31, 2002 and received severance payments in 2002 per his agreement with the Company. Included in Other Compensation for Mr. Carter for 2002 are agreed upon severance payments ($305,000) and employer matching contributions for Company-sponsored 401k plan ($2,423).
(7)
Mr. Stulman resigned from his position as Vice President, Human Resources, as of February 2002 and received severance payments in 2002 per his agreement with the Company. Included in Other Compensation for Mr. Stulman for 2002 are agreed upon severance payments ($135,415) and employer matching contributions for Company-sponsored 401k plan ($1,204).

OPTION GRANTS IN 2002

        The table below shows the options granted to the executive officers listed on the Summary Compensation Table during fiscal year 2002:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year
Name			Exercise of of Base Price Per Share	Expiration Date
					5%	10%
Stephen E. Macadam	300,000 225,000 50,000	33.6 25.2 5.6%	$6.50 15.00 15.00	July 1, 2012 July 1, 2012 August 13, 2012	$1,226,345 — —	$3,107,798 418,348 92,966
Tyler L. Woolson	100,000	11.2	6.50	July 1, 2012	408,782	1,035,933
Richard P. Sehring	30,000	3.3	6.50	July 1, 2012	122,634	310,780
Robert K. Brower	11,000	1.2	6.50	July 1, 2012	44,966	113,953
Louis Lettes	15,000	1.6	6.50	July 1, 2012	61,317	155,390

AGGREGATED FISCAL YEAR-END OPTION VALUES

        The table below shows the aggregate number of all options held by the executive officers listed on the Summary Compensation Table as of December 31, 2002. None of such options were in-the-money as of December 31, 2002:

Name	Shares acquired on exercise	Values realized	Number of securities underlying unexercised options at fiscal year-end Exercisable/ Unexercisable	Value of unexercised in- the-money options at fiscal year-end Exercisable/ Unexercisable
Stephen E. Macadam	—	$—	575,000	$—
Tyler L. Woolson	—	—	100,000	—
Richard P. Sehring	—	—	30,000	—
Robert K. Brower	—	—	11,000	—
Louis Lettes	—	—	15,000	—

10-YEAR OPTION REPRICING

        When the Company initially employed the current management team, we granted options with an exercise price of either $10.50 or $29.66 to such individuals (with the exception of an earlier grant to Stephen Macadam at $40.00). In 2002, in an effort to properly align the option values with the current performance of the Company, the management committee replaced the options that had been granted to the new management team with options having an exercise price of $6.50 (with the exception of certain options granted to Mr. Macadam, as per the table below). Any prior vesting of exchanged options was foregone as part of the exchange process.

Name	Date	Number of securities underlying options repriced or amended	Market price of units at time of repricing or amendment	Exercise price at time of repricing or amendment	New exercise price	Length of original option term remaining at date of repricing or amendment
Stephen E. Macadam	09/01/01	300,000	$14.53	$10.50	$6.50	9 yrs, 2 mos
Stephen E. Macadam	09/01/01	100,000	14.53	29.66	15.00	9 yrs, 2 mos
Stephen E. Macadam	09/01/01	125,000	14.53	40.00	15.00	9 yrs, 2 mos
Richard P. Sehring	11/05/01	30,000	14.53	29.66	6.50	9 yrs, 8 mos
Robert K. Brower	03/16/01	1,700	14.53	29.66	6.50	8 yrs, 4 mos
Robert K. Brower	07/01/99	6,000	14.53	29.66	6.50	9 yrs
Louis Lettes	01/07/02	10,000	14.53	29.66	6.50	9 yrs, 6 mos

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Ronald Davis, William Bell, James Kelley and Richard Robinson serve on the compensation committee of the management committee of Consolidated Container Holdings. None of such individuals are employees of the Company. In addition, none of our executive officers served as a member of a board of directors of any other entity that has an executive officer who served on our compensation committee. For information on the certain relationships between the members of the compensation committee, or their affiliates, and us, see Item 13: Certain Relationships and Related Party Transactions.

REPORT OF THE COMPENSATION COMMITTEE

        Our compensation program is designed to attract, retain and motivate quality people in a highly competitive business environment. Our annual and long-term incentive compensation strategy is designed to link our long-term strategic objectives to the compensation of our key executives and managers. Our compensation packages are comprised of base salaries, annual performance-based cash bonuses, and equity based long-term incentives (primarily in the form of unit options, which are based on the value of Consolidated Container Company). Our compensation targets are set based on a number of factors including, but not limited to, compensation practices at companies within our industry and other industries that are similar in terms of their complexity of operations, experience, and skill levels.

        Base Salaries.    Base salaries of all officers, including the executive officers named in the Summary Compensation Table on page 30, are reviewed and approved annually by the Chief Executive Officer (with the exception of the CEO, whose salary is reviewed annually by the management committee). Salaries are set at levels that are deemed necessary to attract and retain appropriate talent; however, these rates will vary due to individual performance, the scope of responsibilities and the competitive nature of the marketplace.

        Annual Incentives.    Annual bonuses are earned based on performance under the Consolidated Container Company Management Incentive Plan. Payments under the management incentive plan vary based on the achievement of performance targets set at the beginning of each year by the leadership team of Consolidated Container Company that have both objective and subjective components. Performance above or below these targets will result in proportionately higher or lower bonuses.

        Earnings before interest, taxes, depreciation, and amortization, known as EBITDA, is the primary objective financial metric used to determine bonuses in the management incentive plan. The subjective component consists of the Chief Executive Officer's discretion based on qualitative and quantitative financial and non-financial goals that are set individually for the officer group and are ultimately approved by the compensation committee. Such measures include, but are not limited to, safety, successful project implementation, and performance against department budgets. The minimum level of EBITDA for 2002 and 2001 were not achieved by the Company as a whole, and therefore awards were made only under the subjective components of the plan or contractual agreements. A listing of the awards made to the executive officers named in the Summary Compensation Table can be found on page 30.

        Long-Term Incentives Through Option Grants.    Our unit option plans are intended to align the incentives of the covered employees with our long-term success by giving us the ability to reward employees for increasing the equity value of Consolidated Container Company and its affiliates. The compensation committee has the authority under each of these plans to set the terms and conditions of any grants and awards. Net of options retired, repurchased, forfeited, or canceled and exchanged, options covering 78,685 units were granted during 2002.

        Chief Executive Officer Compensation    Steve Macadam, the President and Chief Executive Officer of Consolidated Container Company, participates in the compensation programs described in this report. His cash compensation for 2001 and 2002 is summarized in the summary compensation table included on page 30.

        The committee's determination of Mr. Macadam's compensation in 2001 and 2002 was based on an assessment of base salaries for executives of a similar caliber of talent. In addition, Mr. Macadam was guaranteed a bonus for 2001 and 2002 (to be paid in 2002 and 2003 respectively).

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

        Provided below is information as of March 28, 2003, the most recent date practicable, concerning the beneficial ownership of the member units and the economic interests in Consolidated Container Holdings by:

  •
  each person known by us to be the beneficial owner of more than 5% of the member units of Consolidated Container Holdings;

  •
  each member of the management committee of Consolidated Container Holdings, which effectively serves as the management committee of Consolidated Container Company;

  •
  each of the named executive officers of Consolidated Container Company, as listed on the Summary Compensation Table; and

  •
  the officers and members of the management committee as a group.

Name and Address of Beneficial Owner	Number of Member Units Beneficially Owned (a)	Percentage of Member Units Outstanding (a)

5% Equity Holders:
Vestar Packaging LLC (b) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	2,050,000	16.57%
Reid Plastics Holdings, Inc. (c) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	3,050,000	24.66%
Franklin Plastics, Inc. (d) 2515 McKinney Avenue, Suite 1200 Dallas, Texas 75201	4,900,000	39.61%
Vestar CCH LLC (e) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	1,671,284	13.51%
Franklin Holdings, Inc. (f) 2515 McKinney Avenue, Suite 1200 Dallas, Texas 75201	668,513	5.40%

Named Executive Officers and Management Committee Members:
Ronald V Davis (b)(c)	43,360	0.352%
B. Joseph Rokus (c)	0	0
Stephen E. Macadam	0	0
William G. Bell	1,686	0.014%
James P. Kelley (b)	0	0
Leonard Lieberman (b)	0	0
Richard L. Robinson	1,686	0.014%
John R. Woodard (b)	0	0
Tyler L. Woolson	0	0
Richard P. Sehring	0	0
Robert K. Brower	0	0
Louis Lettes	0	0
Henry Carter	0	0
David M. Stulman	0	0
All Officers and Members of the Management Committee As a Group (14 persons) (g):	46,732	0.38%

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

(b)
Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Davis Capital LLC, 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% owned by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Ron Davis LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P. Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P. Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 16.57% of the member units in Consolidated Container Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.8% of Reid Plastics Holdings, Inc., which, in turn, owns 24.66% of the member units in Consolidated Container Holdings. Mr. Lieberman owns 0.03% of Vestar Capital Partners III, L.P., in addition to his ownership of 0.16% of Vestar Packaging LLC. Mr. Davis, as an owner of Vestar Packaging LLC, Mr. Lieberman, as an owner of Vestar Capital

  Partners III, L.P. and as an owner of Vestar Packaging LLC, Mr. Kelley, as an executive officer of Vestar Associates Corporation III, and Mr. Woodard, as an executive officer of Vestar Associates Corporation III and as an owner of Vestar Packaging LLC, may be deemed to share beneficial ownership of Vestar Packaging LLC's member units of Consolidated Container Holdings.

(c)
Reid Plastics Holdings, Inc., a Delaware corporation, is 82.8% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, and 3.5% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Ron Davis LLC and 2.5% owned by other persons. Ron Davis LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. Mr. Rokus, as a direct owner of Reid Plastic Holdings, Inc., and Mr. Davis, as an indirect owner of Reid Plastics Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastic Holdings, Inc.'s member units of Consolidated Container Holdings. Messrs. Rokus and Davis disclaim this beneficial ownership.

(d)
Franklin Plastics, Inc., a Delaware corporation, is 88% owned by Franklin Holdings, Inc. f/k/a Continental Can Company, Inc., 6% owned by Peter M. Bernon and 6% owned by Alan J. Bernon, the brother of Peter M. Bernon. In addition, Messrs. Bernon each own warrants to purchase 48,090 and 48,091 shares representing approximately 3% of the outstanding common stock of Franklin Plastics, Inc. on a fully diluted basis. In addition, Mr. Alan Bernon owns less than 1% of the common stock of Dean Foods Company at December 31, 2002. Peter M. Bernon, as an owner of Franklin Plastics, Inc., may be deemed to share beneficial ownership of Franklin Plastics, Inc.'s member units of Consolidated Container Holdings. Mr. Peter Bernon disclaims this beneficial ownership.

(e)
Vestar CCH LLC, a Delaware limited liability company, is 96.4% owned by Vestar Capital Partners III, L.P., 0.07% owned by Leonard Lieberman, 0.08% owned by John R. Woodard, and 3.42% owned by others.

(f)
Franklin Holdings, Inc. a Delaware corporation, is 100% owned by Dean Foods Company.

(g)
The officers and members of the management committee of Consolidated Container Holdings as a group own, in total, 30,472 member units and presently exercisable options to purchase 16,260 member units of Consolidated Container Holdings.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides aggregate data on outstanding and available options under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plan approved by security holders (1)	1,029,918	$9.59	150,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,029,918	9.59	150,000

(1)
This number includes 890,694 options issued under the Consolidated Container Holdings LLC 1999 Unit Option Plan and 139,224 options issued under the Consolidated Container Holdings LLC Replacement Units Option Plan. Upon any exercise of options under the latter plan, Franklin Plastics will transfer to Consolidated Container Holdings, for cancellation without payment, a number of units equal to the number of units issued to the individual exercising the option.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Summarized below are the material terms and provisions of material agreements and arrangements, as well as those in existence prior to the closing of the Transactions, that relate to the businesses which were contributed to Consolidated Container Company in connection with the Transactions, with directors, officers, certain significant beneficial owners of the securities of Consolidated Container Holdings, and their family members that involved in excess of $60,000.

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

        A majority of the members of the management committee, including the affirmative vote of at least one Dean Foods-appointed member and one Vestar Packaging-appointed member, is required for certain decisions by the management committee. These decisions include:

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

  —
  constitute 50% or less of the revenue of that acquired business, provided that Vestar Packaging LLC or its appropriate affiliate (a) offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition and (b) sells the competing plastic packaging operations to an unaffiliated third-party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached; or

  —
  are in a product category for which Consolidated Container Company and its subsidiaries have less than $25 million in revenues.

MANAGEMENT AGREEMENT

        Consolidated Container Company, Consolidated Container Holdings and Vestar Capital Partners entered into a management agreement on April 29, 1999, relating to the management of Consolidated Container Company and Consolidated Container Holdings. Under the management agreement, Consolidated Container Company and Consolidated Container Holdings has paid Vestar Capital Partners an aggregate fee of $5 million and has reimbursed Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with the closing of the Transactions. In addition, Vestar Capital Partners has been providing on-going management services to each of Consolidated

Container Company and Consolidated Container Holdings since the closing of the Transactions, including strategic, financial planning and advisory services. For these services, Consolidated Container Company pays Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization, as defined in the management agreement, of the prior year of Consolidated Container Company, Consolidated Container Holdings, and their subsidiaries on a consolidated basis and reimburses Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with these services. During 2002, we paid Vestar Capital Partners $500,000 under the terms of this agreement. The management agreement will terminate upon the earlier of Vestar Packaging, Vestar Capital Partners III, L.P., their members, the partners therein and their respective affiliates collectively owning less than 25% of the member units of Consolidated Container Holdings or following the closing of an initial public offering of Consolidated Container Holdings. Consolidated Container Company and Consolidated Container Holdings have also agreed to indemnify Vestar Capital Partners against some of the liabilities and costs incurred in connection with its engagement.

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

SUPPLY AGREEMENTS

        In July 1999, we entered into agreements to supply Suiza Foods Corporation, now known as Dean Foods Company, with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and Suiza Packaging prior to the Transactions and are subject to adjustments based on changes in raw material, manufacturing and delivery costs. We had sales to Dean Foods of approximately $81.5 million for the year ended December 31, 2002.

TRADEMARK LICENSE AGREEMENT

        Simultaneously with the closing of the Transactions, Consolidated Container Company and Consolidated Container Holdings, which are referred to collectively in this description as the licensee, entered into a trademark license agreement with Continental Can Company, Inc., then a wholly owned subsidiary of Suiza Foods Corporation, which is now known as Dean Foods Company. Continental Can granted licensee a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Dean Foods directly or indirectly owns 10% or more of licensee. Licensee will be required to pay Continental Can an annual trademark licensing fee of $100,000 if Dean Foods directly or indirectly owns less than 10% of Licensee. For the year ended December 31, 2002, no amounts were paid under this agreement. This agreement shall remain effective until the parties agree otherwise.

ASSUMPTION AGREEMENT

        Simultaneously with the closing of the Transactions, Consolidated Container Company and Consolidated Container Holdings entered into an assumption agreement with Reid Plastics Holdings to assume all of Reid Plastics Holdings' obligations to B. Joseph Rokus. Currently, Reid Plastics Holdings is obligated to make payments to Mr. Rokus which relate to the 1997 acquisition of a controlling interest in Reid Plastics Holdings by Vestar Reid. These payments include $400,000 each year from September 15, 1998, through a portion of 2002 when the remaining balance was written off and the contract was renegotiated. The agreement also called for additional payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. Consolidated Container Holdings has agreed to indemnify Suiza Foods Corporation, now known as Dean Foods Company, for some of these payments. We made no payment for the year ended December 31, 2002 under the terms of this agreement.

ADDITIONAL MATTERS

        Aqua Filter Fresh, Inc., of which William G. Bell and his family own 75%, and of which Mr. Bell is currently a director, has purchased containers from us at market terms. In 2002, these purchases amounted to approximately $2.3 million.

        Aqua Filter Fresh resold a portion of those containers to Alpine Spring Water Inc., which merged into Clear Mountain Spring Water LLC in 2002. Aqua Filter Fresh owned 20% of Alpine and now owns 6% of Clear Mountain. Mr. Bell was a 10% owner and chairman of Alpine and is now a 1% owner of Clear Mountain. Alpine made purchases totaling less than $50,000 directly from CCC in 2002 prior to Alpine's merger into Clear Mountain. Clear Mountain purchased no bottles directly from CCC in 2002.

        In addition, Aqua Filter Fresh wholly owns Bell Sales, Inc., of which Mr. Bell is a past President and is a director. Mr. Bell's son is President of Bell Sales. Bell Sales resells containers on behalf of Consolidated Container Company. In 2002, we paid Bell Sales approximately $58,000 in commissions.

        Mr. Bell is also Executive Vice President and a 9.4% owner of Tyler Mountain Water Company, Inc., which purchases containers from us. In 2002, these purchases by Tyler Mountain Water and its subsidiaries amounted to approximately $570,000.

        B. Joseph Rokus is a trustee of Rokus Capital, of which his five minor children collectively own 100%. Rokus Capital is a 7.7% shareholder of Berkeley Industries, which purchased Omni Plastics in 2001. Omni Plastics and Reid Plastics, Inc., entered into a contract as of February 10, 1997, amended as of October 28, 1998, whereby Omni agreed to supply Reid Plastics with valves. Reid Plastics, our wholly owned subsidiary, paid Omni approximately $2.4 million for such valves in 2002.

        Richard L. Robinson is co-CEO of Robinson Dairy LLC, a wholly owned subsidiary of Dean Foods Company. Robinson Dairy purchased bottles and resin from us in 2002 totaling approximately $1.1 million.

PART IV

ITEM 14: CONTROLS AND PROCEDURES

        Our management, including a disclosure committee formed in 2002 which includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

        During the year, management implemented several changes to policies and procedures to formalize the process whereby information relating to the Company is identified, assembled and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and encourage greater accountability throughout the organization; establishing a set of core values in the Company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. ethics "hotline") whereby employees can make management aware of unethical, fraudulent or criminal behavior; investing significant capital and expense dollars in a process to convert to a single financial system to improve the timeliness, accuracy and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; implementing a system of periodic reporting and reviews of the business at all levels (as low as the facility level) in order to understand any and all of our material issues and to allow management to focus on areas of significant concern; and implementing a certification process in all key areas of the Company to ensure identification and disclosure of any items material to the Company. As the financial systems conversion process is currently in progress, it is management's opinion that the internal controls will continue to strengthen as this conversion is fully implemented.

        The only change in internal controls subsequent to the date the disclosure committee completed their evaluations of such controls has been the continued increase in the number of manufacturing facilities that have been converted to the new financial system since the time of the evaluation. This change will continue to increase the effectiveness of the control process in the future.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)    FINANCIAL STATEMENTS

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
Third Amendment dated as of November 12, 2001 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Third Amendment, included as Exhibit 10.1(e) to the 10-K as filed on March 29, 2002 is incorporated herein by reference.)
10.1	(f)
Fourth Consent dated as of February 15, 2002 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Fourth Consent, included as Exhibit 10.1(f) to the 10-K as filed on March 29, 2002 is incorporated herein by reference.)
10.1	(g)
Modification to Fourth Consent dated as of February 22, 2002 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Modification to Fourth Consent, included as Exhibit 10.1(g) to the 10-K as filed on March 29, 2002 in incorporated herein by reference.)
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
10.1	(i)
Sixth Amendment and Agreement to Credit Agreement dated as of December 20, 2002 among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Sixth Amendment, included as Exhibit 10.1 to the 8-K as filed on December 31, 2002 is incorporated herein by reference.)
10.1	(j)
Seventh Amendment and Agreement to Credit Agreement and Second Amendment to the Security Agreement dated as of January 3, 2003, among Consolidated Container Holdings LLC, Consolidated Container Company LLC, various Banks, Bankers Trust Company, as Administrative Agent, JPMorgan Chase Bank, as documentation Agent and Credit Suisse First Boston, As Syndication Agent. (The Seventh Amendment, included as Exhibit 10.1 to the 8-K as filed on January 14, 2003 is incorporated herein by reference.)

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
10.9	(a)*	Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (Filed herewith.)
10.9	(b)*	Consolidated Container Holdings LLC 2002 Unit Option Agreement. (Filed herewith.)
10.10	(a)*
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
10.11	*	Long-Term Incentive Plan. (The Long-Term Incentive Plan, included as Exhibit 10.11 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.16	*
Amended and Restated Employment Agreement dated as of September 15, 1998 by and between Reid Plastics, Inc. and B. Joseph Rokus. (The Amended and Restated Employment Agreement, included as Exhibit 10.16 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)
10.17
Employment Agreement dated as of August 13, 2001 between Consolidated Container Company LLC and Stephen Macadam (The Employment Agreement, included as Exhibit 10.17 to the 10-K filed March 29, 2002 is incorporated herein by reference.)
10.18
Employment Agreement dated as of January 11, 2002 between Consolidated Container Company LLC and Tyler L. Woolson (The Employment Agreement, included as Exhibit 10 to the Quarterly Report on Form 10-Q as filed on May 15, 2002 is incorporated herein by reference.)
21		List of Subsidiaries of the Registrant. (Filed herewith)
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

*
Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).

(B)    CURRENT REPORTS ON FORM 8-K

        During the fourth quarter of 2002, we filed a form 8-K dated December 20, 2002. The report, made under cover of Item 5, discusses a bank waiver obtained for covenants and a delay of an amortization payment due under the Senior Credit Facility for the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CONTAINER COMPANY LLC
By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer
Dated: March 31, 2003

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD V. DAVIS Ronald V. Davis	Chairman of the Management Committee	March 31, 2003
/s/ B. JOSEPH ROKUS B. Joseph Rokus	Vice Chairman of the Management Committee	March 31, 2003
/s/ STEPHEN E. MACADAM Stephen E. Macadam	President, Chief Executive Officer and Manager (principal executive officer)	March 31, 2003
/s/ TYLER L. WOOLSON Tyler L. Woolson	Chief Financial Officer (principal financial officer)	March 31, 2003
/s/ RICHARD P. SEHRING Richard P. Sehring	Senior Vice President, Finance and Accounting and Chief Accounting Officer (principal accounting officer)	March 31, 2003
/s/ WILLIAM G. BELL William G. Bell	Manager	March 31, 2003
/s/ JAMES P. KELLEY James P. Kelley	Manager	March 31, 2003
/s/ LEONARD LIEBERMAN Leonard Lieberman	Manager	March 31, 2003
/s/ RICHARD L. ROBINSON Richard L. Robinson	Manager	March 31, 2003
/s/ JOHN R. WOODARD John R. Woodard	Manager	March 31, 2003

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen E. Macadam, certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Container Company LLC (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's management committee:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ STEPHEN E. MACADAM Stephen E. Macadam President, Chief Executive Officer, and Manager

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Tyler L. Woolson, certify that:

1.
I have reviewed this annual report on Form 10-K of Consolidated Container Company LLC (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's management committee:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Member of
    Consolidated Container Company LLC
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive (loss) income, member's (deficit) equity, and cash flows, for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Consolidated Container Company LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock options in 2002 to conform to SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123."

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 21, 2003

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(Amounts in thousands)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,382	$1,187
Investment securities	106	114
Accounts receivable, net of allowance for doubtful accounts of $1,414 in 2002 and $3,561 in 2001	73,043	82,945
Inventories	46,748	42,702
Other current receivables	27,834	22,321

Total current assets	172,113	149,269
PROPERTY AND EQUIPMENT, Net	289,281	295,728
GOODWILL	209,859	500,003
INTANGIBLES AND OTHER ASSETS	19,444	20,015

	$690,697	$965,015

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,407	$84,561
Accrued liabilities	46,313	46,954
Revolving credit facility	31,000	23,000
Current portion of long-term debt	61,159	29,125

Total current liabilities	230,879	183,640
LONG-TERM DEBT	484,817	501,869
OTHER LIABILITIES	58,643	45,512
COMMITMENTS AND CONTINGENCIES (Note 11)
MEMBER'S (DEFICIT) EQUITY:
Member's (deficit) equity	(51,599)	248,286
Foreign currency translation adjustment	(848)	(862)
Minimum pension liability adjustment	(31,195)	(13,430)

Total member's (deficit) equity	(83,642)	233,994

	$690,697	$965,015

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	2002	2001	2000
Net sales	$746,476	$786,695	$754,649
Cost of sales	654,036	694,219	626,965

Gross profit	92,440	92,476	127,684
Selling, general and administrative expenses	(50,978)	(48,780)	(36,056)
Amortization expense	(2,468)	(13,973)	(14,090)
Stock based compensation expense	(396)	—	—
Restructuring (charges) credits	(83)	(3,778)	3,992
Goodwill impairment	(290,000)	—	—
Contract dispute settlement & other	—	(6,626)	—

Operating (loss) income	(251,485)	19,319	81,530
Interest expense, net	(47,180)	(50,485)	(58,581)
Other expense	(1,743)	(33)	(22)
Minority interest in subsidiaries	—	—	243

Net (loss) income	(300,408)	(31,199)	23,170
Other comprehensive income (loss)
Foreign currency translation adjustment	14	(271)	(73)
Minimum pension liability adjustment	(17,765)	(13,430)	—

COMPREHENSIVE (LOSS) INCOME	$(318,159)	$(44,900)	$23,097

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S (DEFICIT) EQUITY

(Amounts in thousands)

	Member's Equity	Other Comprehensive (Loss) Income	Total
BALANCE, DECEMBER 31, 1999	$257,346	$(518)	$256,828
Net income	23,170	—	23,170
Foreign currency translation adjustment	—	(73)	(73)
Taxes paid on behalf of members	(1,484)	—	(1,484)

BALANCE, DECEMBER 31, 2000	279,032	(591)	278,441
Net loss	(31,199)	—	(31,199)
Foreign currency translation adjustment	—	(271)	(271)
Minimum pension liability adjustment	—	(13,430)	(13,430)
Stock based compensation	279	—	279
Taxes received on behalf of members	174	—	174

BALANCE, DECEMBER 31, 2001	248,286	(14,292)	233,994
Net loss	(300,408)	—	(300,408)
Foreign currency translation adjustment	—	14	14
Minimum pension liability adjustment	—	(17,765)	(17,765)
Stock based compensation	396	—	396
Taxes received on behalf of members	127	—	127

BALANCE, DECEMBER 31, 2002	$(51,599)	$(32,043)	$(83,642)

See notes to consolidated financial statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(300,408)	$(31,199)	$23,170
Adjustment to reconcile net (loss) income to net cash provided by operating activitites
Minority interest	—	—	(243)
Depreciation and amortization	38,260	48,429	47,756
Goodwill impairment	290,000	—	—
Debt and refinancing cost amortization	2,764	3,806	3,476
Stock based compensation	396	279	—
Currency translation	14	(271)	(73)
Gain on disposal of assets	1,742	33	(22)
Changes in operating assets and liabilities
Accounts receivable	9,902	4,056	12,153
Inventories	(4,046)	(3,186)	(73)
Prepaid expenses	(294)	514	132
Other receivables	(5,219)	(5,604)	(3,516)
Other assets	430	2,393	(2,944)
Accounts payable	7,846	15,237	19,005
Accrued liabilities	(641)	6,394	(22,100)
Other liabilities	(4,634)	2,278	(7,571)

Net cash provided by operating activities	36,112	43,159	69,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,176)	(44,059)	(68,179)
Proceeds from sale leaseback of assets	—	28,275	—
Net change in investments	8	9	5,361
Proceeds from disposal of property and equipment	2,089	6	3,526
Cash paid for acquisitions, net of cash acquired	(3,052)	—	—

Net cash used in investing activities	(34,131)	(15,769)	(59,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving lines of credit	8,000	(11,500)	17,000
Proceeds on notes payable	36,500	—	—
Principal payments on notes payable to banks	(21,897)	(22,471)	(14,156)
Payments on other notes payable and capital leases	379	(502)	(1,940)
Debt issuance cost	(1,895)	(860)	(1,388)
Tax receipt (distribution) to the benefit of the members	127	174	(1,484)

Net cash provided by (used in) financing activities	21,214	(35,159)	(1,968)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,195	(7,769)	7,890
CASH AND CASH EQUIVALANTS, BEGINNING OF PERIOD	1,187	8,956	1,066

CASH AND CASH EQUIVALANTS, END OF PERIOD	$24,382	$1,187	$8,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$42,334	$48,633	$55,157

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Organization—On July 2, 1999, substantially all of the United States plastic packaging assets formerly held by Franklin Plastics, Inc. and Plastics Containers, Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company, and the plastic packaging assets of Reid Plastics, Inc., were contributed and merged into Consolidated Container Company LLC, a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as the Transactions, Consolidated Container Company and our wholly owned subsidiary, Consolidated Container Capital, Inc. issued 10 1/8% senior subordinated notes due 2009 in an aggregate principal amount of $185.0 million, and we entered into a new Senior Credit Facility, described herein.

        Consolidated Container Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company.

        On June 28, 2002, in an effort to simplify our corporate structure, we converted one of our existing, wholly-owned subsidiaries into a limited partnership, Consolidated Container Company LP, that now serves as the operating company for all domestic operations.

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

        Consolidated and Foreign Operations—The Company maintains several wholly owned subsidiaries in the United States, Canada, and Mexico. Effective January 1, 2002, the Company purchased the remaining 49% of Reid Mexico S.A. de C.V., which operates exclusively in Mexico. The purchase price was allocated to the customer contract. As of December 31, 2001 and 2000, the Company owned 51% of the Mexico operation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

        Investment Securities—Investment securities consist of held-for-trading U.S. government obligations, certificates of deposit, eurodollar deposits and highly rated commercial paper, all of which are due within one year. These investment securities are stated at market value, and related unrealized gains or losses are included in the statement of operations.

        Other Current Receivables—Vendor rebate receivables are included in the Company's other receivables. Receivables from the Company's vendors under volume rebate programs are recorded in the same period that the purchases are recorded.

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

        Intangible and Other Assets—Intangible assets include primarily deferred financing costs which are amortized over the term of the related debt using the effective interest method. Payments relating to noncompete agreements and multiple-year management contracts are amortized over the term of the applicable agreement or contract.

        The Company's purchased intangible assets, primarily customer contracts are amortized over the estimated useful life of the respective assets, which is 2-10 years. They are carried at cost of $6.1 million less accumulated amortization of $2.3 million at December 31, 2002, compared to a cost of $5.1 million less accumulated amortization of $1.5 million at December 31, 2001. The aggregate amortization of intangible assets for the twelve months ended December 31, 2002, was $2.1 million. The annual estimated amortization expense is as follows (amounts in thousands):

Year ending December 31,
2003	$1,600
2004	300
2005	300
2006	300
2007	300
Thereafter	1,025

$3,825

        Goodwill—The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires, among other things, the discontinuation of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for the purpose of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in the discontinuation of approximately $13.5 million annually of amortization of goodwill recorded in 2001. Additionally, on adoption of SFAS 142, the Company has allocated all recorded goodwill to one reporting unit and determined that no goodwill impairment existed as of January 1, 2002. However, as part of the subsequent annual impairment test, the Company determined that goodwill was impaired by $290.0 million as of December 31, 2002.

        Since management undertook its transitional goodwill impairment test under SFAS 142, several factors related to the determination of the fair value of the Company have changed. The company amended its financial covenants and senior debt amortization schedule, received an additional term loan in the amount of $35.0 million, and had a significant portion of business come up for renewal. Additionally, management refined its view of future operational improvements and growth prospects, and market trading multiples for publicly traded peer Companies have declined. As a result, goodwill impairment in the amount of $290.0 million was recorded in the fourth quarter of 2002.

        In testing for goodwill impairment, it is necessary to make a determination of the fair value of a reporting unit. Further, fair value is defined by SFAS 142 as the amount at which the assets and liabilities of a reporting unit could be bought or sold in a current transaction between willing parties (other than in a forced sale or liquidation). The determination of such a value is dependent upon a number of factors, including the identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses, management's estimate of future cash flows and market volumes, and the determination of appropriate discount rates. As such, in determining fair value it was necessary for the Company to rely on the use of both (i) publicly available data such as specialty packaging industry sale/acquisition data and market trading multiples for publicly traded packaging companies, and (ii) several assumptions regarding the assets, future operations and financial performance of the Company. The assumptions include (but are not limited to) views of future operational improvements, the components used in determining the Company's weighted average discount rate, and continued support from our capital providers. While the Company does not believe that there will be additional goodwill impairment charges in the future under SFAS 142, to the extent that publicly available data or other assumptions used in the determination of fair value change, or there are future events that negatively impact the operations of the Company, there could be additional material impact with respect to goodwill impairment in the future.

        A reconciliation of previously reported net (loss) income to proforma amounts adjusted for the exclusion of goodwill amortization follows:

	Twelve Months Ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Reported net (loss) income	$(300,408)	$(31,199)	$23,170
Add: Goodwill amortization	—	13,545	13,652

Adjusted net (loss) income	$(300,408)	$(17,654)	$36,822

        Goodwill was reduced by approximately $0.1 million in 2002 and $1.1 million in 2001 when estimates of the remaining liabilities for closed facilities changed.

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

        Income Taxes—As a limited liability company, the Company is generally not subject to Federal or except on a limited basis, state income taxes. However, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required.

        Stock-Based Compensation—At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in 2001 or 2000 net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company's plans vest over a range of three to five years. As such, the expense for all awards granted after the beginning of the year will be recognized as compensation expense, as will all future grants. The value of unit options granted during 2002 was based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each of the years ended December 31, 2001 and 2000 was not material. Compensation cost charged against income for the year ended December 31, 2002 was $396,000.

        Impairment of Long-Lived Assets—The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.

        Derivative Financial Instruments—The Company entered into interest-rate cap agreements to reduce the impact of fluctuations in interest rates on its floating-rate long-term debt. Effective October 4, 1999, the Company entered into an interest-rate cap agreement which was for a notional amount of $75 million and effectively caps the interest rate at 7%. The agreement terminated October 9, 2001 and was not renewed. As of December 31, 2002, there were no interest-rate caps outstanding.

        Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consists primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high-credit qualified financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Sales to the largest customer amounted to approximately 17%, 16% and 12% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts receivable from this customer amounted to approximately $12.1 and $19.9 million at December 31, 2002 and 2001, respectively. Sales to the second largest customer amounted to approximately 11%, 12% and 9% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts receivable from this customer amounted to approximately $9.1 and $9.4 million at December 31, 2002 and 2001, respectively. The Company evaluates each customer's credit worthiness on a case-by-case basis. If such evaluations indicate substantial credit risk, the Company may choose not to do business with the customer, or at a minimum, require cash payments upon delivery of goods. Although, the Company does not currently obtain collateral upon extension of credit, it would be considered if deemed necessary based upon the credit evaluation.

        Recently Issued Accounting Pronouncements—In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The impact of adopting SFAS No. 143 is not expected to be material.

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

        In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS 144 on January 1, 2002 and the adoption did not have a significant impact on the financial position and results of operations.

        In November 2002, the FASB issued Interpretation "FIN" No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN No. 45 are effective for the year ended December 31, 2002. We believe the provisions of FIN No. 45 will not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. We believe the provisions of FIN No. 46 will not have a material effect on our financial position or results of operations.

        Revenue Recognition—Sales and related cost of sales are recognized upon transfer of title and risk of loss to the customer upon either the shipment of products or the receipt by the customer, as appropriate.

        Reclassifications—Certain accounts have been reclassified to conform to current year presentation.

2. INVENTORIES

        Inventories consist of the following at December 31, 2002 and 2001:

	2002	2001
	(Amounts in thousands)
Raw materials	$21,835	$19,969
Parts and supplies	6,293	4,618
Finished goods	18,620	18,115

	$46,748	$42,702

3. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31, 2002 and 2001:

	2002	2001
	(Amounts in thousands)
Land	$10,513	$10,512
Buildings	23,332	22,847
Leasehold improvements	17,579	15,784
Machinery and equipment	321,747	293,836
Equipment under capital leases	1,848	10,035
Furniture and equipment	5,645	5,791

	380,664	358,805
Less accumulated depreciation	(124,993)	(96,900)

	255,671	261,905
Construction in progress	33,610	33,823

	$289,281	$295,728

  Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $35.8, $34.5 and $33.7 million, respectively.

  In 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28.3 million. The property is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments total $4.4 million. The assets were sold at cost.

4. INTANGIBLE AND OTHER ASSETS

        Intangible and other assets consist of the following at December 31, 2002 and 2001:

	2002	2001
	(Amounts in thousands)
Deferred financing costs	$26,251	$24,355
Noncompete agreement	2,086	2,086
Deposits and other	6,934	5,088

	35,271	31,529
Less accumulated amortization	(15,827)	(11,514)

	$19,444	$20,015

        Non-compete Agreement—In 1997, the Company entered into a five-year noncompete agreement with a former management shareholder. During 1998, the noncompete agreement was revised to guarantee payments totaling $400,000 per year for five years. In 2002, the remaining balance was fully amortized. In addition, a non-guaranteed portion of up to $8.2 million will be paid based on the valuation of the Company during future ownership changes. No amount was required to be recorded at December 31, 2002 and 2001 for potential non-guaranteed payments.

5. ACCRUED LIABILITIES

        Accrued liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001
	(Amounts in thousands)
Provision for severance and lease commitments	$829	$3,578
Employee compensation and benefits	9,723	11,479
Accrued interest	9,923	9,765
Accrued real estate and personal property taxes	2,766	1,846
Accrual for customer claims	2,062	9,871
Rebates and other payables	21,010	10,415

	$46,313	$46,954

6. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

        Long-term debt consists of the following at December 31, 2002 and 2001:

	2002	2001
	(Amounts in thousands)
Senior subordinated notes	$185,000	$185,000
Senior credit facility—term loans	360,083	345,375
Capital lease obligations	893	619

	545,976	530,994
Less current portion	(61,159)	(29,125)

	$484,817	$501,869

        In connection with the mergers and contributions (Note 1), the Company issued notes in a private placement under Rule 144A of the Securities Act of 1933 and entered into a new Senior Credit Facility and Revolving Credit Facility.

        Senior Subordinated Notes—The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original par value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. The fair value of the Company's long-term debt is based on quoted market prices. At December 31, 2002, the estimated fair value of the Notes was $124.2 million.

        Senior Credit Facility—The Senior Credit Facility consists of four tranches of term loans in a total principal amount of $521.5 million and a $54.5 million revolving credit facility (the "Revolver"). The term loan facilities and Revolver are summarized below:

  —
  Tranche A—The tranche A term loan was originally $150.0 million in principal, of which $97.5 million was outstanding at December 31, 2002. The Company is required to repay the tranche A term loan in quarterly installments through 2005.

  —
  Tranche B—The tranche B term loan was originally $235.0 million in principal, of which $229.1 million was outstanding at December 31, 2002. The Company is required to repay installments on the tranche B term loan in annual principal amounts of 1% of its total principal amount for the first six years and the remaining amount in eight quarterly payments in the seventh and eighth years.

  —
  Tranche C—The tranche C term loan totals $100.0 million in principal and is uncommitted. Through July 2, 2002, the Company may request one or more lenders under the Senior Credit Facility to make one or more tranche C term loans, if the Company satisfies specified financial ratios and other conditions. The tranche C loan may, alternatively, take the form of additional revolving credit loans under the Revolver or a combination of one or more tranche C term loans and additional revolving credit loans. The lenders are not required, however, to make any tranche C term loans.

  —
  Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal, of which $33.5 million was outstanding at December 31, 2002. This loan is the result of the conversion effective February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Senior Credit Facility, as amended. The Company is required to repay the loan in quarterly installments through 2005.

        Revolving Credit Facility—The Revolving Credit Facility commitment was $54.5 million as of December 31, 2002, with an $11.0 million restriction, so the total available revolver was $43.5 million. At December 31, 2002, the Company had $31.0 million outstanding under the Revolver, as amended. Additionally, the Company had approximately $12.4 million of outstanding letters of credit under the Revolver.

        The Company pays a commitment fee on the unused commitments under the revolving credit facility, ranging from 0.25% to 0.50% dependent on its leverage ratio, payable quarterly in arrears, and an annual administration fee.

        Borrowings under the Revolving Credit Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Bankers Trust Company, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Bankers Trust Company in the interbank eurodollar market, plus the applicable interest margin. The margin on base rate and eurodollar rate loans is based on the leverage ratio of the Company. At December 31, 2002, the margin on base rate and eurodollar rate loans was 2.75% and 3.75%, respectively, for tranche A, tranche 2 converted and the revolving credit facility and 3.25% and 4.25%, respectively, for tranche B. Depending on their maturity dates, the various borrowing types bear interest at the following rates as of December 31, 2002:

Interest Rates
Revolver—eurodollar	5.5%
Revolver—base rate	7.0%
Tranche A Term Loan	5.5-5.6%
Tranche B Term Loan	5.7-6.1%
Tranche 2 Converted Term Loan	5.5-5.6%

        The obligations under the Senior Credit Facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and Consolidated Container Capital, Inc. and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial statements are not material to investors, as non-guarantor subsidiaries are considered inconsequential. (See Note 14)

        The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the maximum levels of earnings before interest and taxes plus depreciation and amortization and minimum interest coverage. As of December 31, 2002, we were operating under a waiver relating to these covenants. In addition, the Notes and Senior Credit Facility restrict the Company's ability to pay dividends.

        Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at December 31, 2002, were as follows (in thousands):

Year ending December 31,
2003	$61,159
2004	52,016
2005	80,353
2006	111,040
2007	55,515
Thereafter	185,000

$545,083

        Subsequent to December 31, 2002, the Senior Credit Facility was amended. See footnote 15 for additional disclosure.

7. OTHER LIABILITIES

        Other liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001
	(Amounts in thousands)
Noncancellable lease commitments on closed facilities	$6,872	$7,122
Obligation under noncompete agreement	—	285
Insurance reserve	7,875	9,537
Deferred income	7,531	7,195
Accrued pension	28,973	14,066
Accrued post-retirement benefits	7,392	7,021
Other	—	286

	$58,643	$45,512

8. RESTRUCTURING ACCRUALS

        In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The $3.8 million restructuring charge included severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location. As a part of the decision to relocate its corporate offices during 2001, the Company repurchased a former executive's options for approximately $643,000 and has included this amount in the restructuring charges in the consolidated statement of operations for the year ended December 31, 2001. In addition, compensation expense related to the granting of certain replacement options to a former executive for approximately $279,000 has been recorded in the restructuring charges and as an adjustment to member's equity for the year ended December 31, 2001. During 2002, restructuring charges of $83,000 were incurred as a result of changes made to prior restructuring estimates.

        In connection with the acquisition of Suiza Packaging in 1999, the Company developed a restructuring plan to pursue opportunities for cost reduction and operation synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4.6 million, which includes $1.9 million for severance and other personnel related costs and $2.7 million for facility closing costs in connection with the closing of certain Suiza Packaging facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1.5 million for severance and other personnel-related costs relative to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7.2 million in connection with plans to close certain Reid manufacturing facilities. Of this charge, $611,000 represents severance and other personnel-related costs and $6.6 million represents remaining commitments under noncancellable operating leases and other facility closing costs.

        Reconciliation of the pre-acquisition and post-acquisition restructuring expenses during 2000, 2001 and 2002 were as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in thousands)
Balance at December 31, 1999	$6,377	$6,845	$7,949	$—
Charge reversal for sublease arrangements	(2,238)	—	(1,754)	—
2000 charges	(246)	(3,907)	(3,004)	—

Balance at December 31, 2000	3,893	2,938	3,191	—
Severance cost	—	—	—	2,551
Executive option repurchase	—	—	—	643
Closed facility subject to operating lease	—	—	—	305
Charge reversal for changes in scheduled plant closings	—	(1,836)	—	—
2001 charges	(58)	(691)	(2)	(635)

Balance at December 31, 2001	3,835	411	3,189	2,864
Severance cost	—	—	—	83
2002 charges	(24)	(324)	(58)	(2,275)

Balance at December 31, 2002	$3,811	$87	$3,131	$672

        Items charged to the accrual in 2002, 2001 and 2000 were cash items.

9. EMPLOYEE BENEFITS

        The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and currently contributes to one multi-employer union pension plan.

        Defined Benefit Plans—The Company succeeded to a defined benefit pension plan for substantially all salaried employees of PCI hired prior to August 1, 1997. (PCI no longer exists as a legal entity, but the Company is successor in interest with respect to these benefit plans.) The plan was frozen for future accruals as of December 31, 1999.

        In addition, the Company maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997, whose compensation level exceeds the limits within the defined benefit pension plan. The Plan was frozen for future accruals as of September 1, 1998.

        The Company also succeeded to a noncontributory defined benefit pension plan for substantially all hourly employees of the former PCI who had attained 21 years of age. Plan benefits vary by location and by union contract, but are based primarily on years of service and the employee's highest wage classification for 12 consecutive months in the five-year period prior to retirement. Normal retirement is at age 65, with at least a five-year period of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

        Subject to the limitation on deductibility imposed by federal income tax laws, the Company's policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds, and U.S. government and government agency obligations.

        Post-retirement Benefits Other Than Pensions—The Company provides certain health care and life insurance benefits for retired employees of the former PCI hired before 1994. Certain of the former PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. The Company's policy is to fund the cost of medical benefits as claims are incurred.

        The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension and postretirement benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2001
	(Amounts in thousands)
Change in Benefit obligation
Benefit obligation at beginning of year	$74,160	$68,304	$6,135	$5,900
Service cost	903	941	109	98
Interest cost	5,209	5,133	427	431
Amendments	208	101	—	—
Actuarial loss (gain)	7,333	4,737	49	(227)
Benefits paid	(5,342)	(5,056)	(104)	(67)

Benefit obligation at December 31	82,471	74,160	6,616	6,135
Change in plan assets:
Fair value of plan assets at beginning of year	60,072	69,611	—	—
Actual return on plan assets	(5,869)	(4,623)	—	—
Employer contribution	4,612	140	104	67
Plan participant contribution	—	—	236	247
Benefits paid	(5,342)	(5,056)	(340)	(314)

Fair value of plan assets at December 31	53,473	60,072	—	—
Funded status	(28,998)	(14,088)	(6,616)	(6,135)
Unrecognized actuarial loss (gain)	31,221	13,452	(641)	(696)
Unrecognized prior service cost	393	416	—	—

Prepaid (Accrued) benefit cost	$2,616	$(220)	$(7,257)	$(6,831)

The amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(28,972)	$(14,066)	$(7,257)	$(6,831)
Intangible asset	393	416	—	—
Accumulated other comprehensive income	31,195	13,430	—	—

Net amount recognized	$2,616	$(220)	$(7,257)	$(6,831)

Weighted average assumptions as of December 31:
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected asset return	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%
Health Care Cost Trend Rates:
Subsequent year			10.00%	10.00%
Ultimate			6.00%	6.00%

        The components of the net periodic cost for the year ended December 31, 2002 and 2001 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2001
		(Amounts in thousands)
Service Cost	$903	$941	$109	$98
Interest Cost	5,209	5,133	427	431
Expected return on plan assets	(5,365)	(6,055)	(6)	—
Amortization of prior serivce cost	231	201	—	—
Recognized actuarial loss	798	—	—	—

Net Periodic benefit cost	$1,776	$220	$530	$529

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2002 and the postretirement benefit obligation as of December 31, 2002 by $61,000 and $555,000 respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2002 and the postretirement benefit obligation as of December 31, 2002, by $53,000 and $503,000, respectively.

        Defined Contribution Plan—Certain employees not covered by collective bargaining agreements are eligible to participate in a 401(k) employee savings plan. Employees who have completed six months or more years of service and have met other requirements of the plan are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 20% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 50% of the employee's first 6%. The matching contributions vest 100% after four years.

        Certain unionized employees are eligible to participate in a Savings Plan. Eligibility rules vary based upon the terms of the respective applicable location's collective bargaining agreement.

        The Company's defined contribution plan expense was $1.3 million, $1.7 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Company Sponsored and Multi-employer Plans—The Company currently contributes to various pension plans. The Company's expense related to these plans was $2.9, $1.4 and $0.7 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

        Stock Option Plan—During 1998, Suiza Packaging adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan were exercisable over a three-year period from the date of grant and could become exercisable upon the termination of an individual's employment following a change in control. As a result of the Company's merger, participants were able to convert options granted under the plan to the Consolidated Container Holdings LLC Replacement Units Option Plan. As a result, 116,964 shares exercisable pursuant to previously issued and outstanding options under the plan were converted to become exercisable into the Company's units, using a conversion rate of 2.94295 units per share, resulting in 344,167 options outstanding at July 2, 1999, none of which were exercisable at that date. As of December 31, 2002, there were 139,224 options outstanding with an average strike price of $5.07 per member unit.

        In addition, Holdings adopted a 1999 Unit Option Plan to provide some of the Company's managers and other key employees with options to acquire up to 596,206 or 5.5%, on a fully diluted basis, of the member units of Holdings. This plan was subsequently expanded to 1,040,694 options to acquire member units of Holdings. As of December 31, 2002 there were 890,694 options outstanding with an average exercise price of $10.30 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

        Under the 1999 Unit Option Plan, during 2002, certain employees were offered the opportunity to exchange options formerly granted with a strike price ranging from $10.50 to $40.00 for options with a five-year vesting period, ten-year contractual life, and a strike price ranging from $6.50 to $15.00 on a 1-for-1 basis. A total of 645,700 options were canceled and reissued under this program. Additionally, in the fourth quarter, certain employees were offered the opportunity to exchange options formerly granted with a strike price of $29.66 for options with a five-year vesting period, ten-year contractual life, and a strike price of $6.50 on a 4-for-1 basis. As a result, 38,000 of the $29.66-strike price options were canceled and 9,494 options with a strike price of $6.50 were granted. Vesting for these newly issued options began on July 2, 2002. Any prior vesting of exchanged options was foregone as part of the exchange process. As these options relate to the parent company's securities, the expense has been reflected in the Company's Consolidated Statements of Operations and as a capital contribution in the parent company financial statements.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions for grants in 2002: no dividend yield; no expected volatility; risk-free interest rate of 3.06 percent; and expected lives of five years. For the modified options described above, compensation expense was recognized only to the extent that the fair market value on the date of grant of the new options exceeded the value of the options prior to conversion.

        The members of Holdings have agreed that, upon exercise of 344,167 options outstanding as of December 31, 2002, with a weighted exercise price of $5.92, some portion of the proceeds would be remitted to one of the members who would release one of its member units to the exercising party. The portion of the proceeds that were not remitted to the member would be remitted to Consolidated Container Company.

        Stock option activity from the years ending December 31, 2000, 2001 and 2002 is summarized below:

	Shares	Weighted average exercise price
Unexercised at December 31, 1999	894,370	$20.16
Granted	52,000	29.66
Forfeited or exercised	(86,759)	18.77

Unexercised at December 31, 2000	859,611	20.87
Granted	633,650	22.40
Forfeited or exercised	(519,955)	23.02

Unexercised at December 31, 2001	973,306	20.72
Granted	892,494	10.34
Forfeited or exercised	(835,882)	23.35

Unexercised at December 31, 2002	1,029,918	$9.59

        The following table summarizes the information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of exercise prices:
$3.40	105,059	6 years	$3.40	63,035	$3.40
$6.50	570,494	10 years	6.50	—	6.50
$10.19	34,165	7 years	10.19	16,084	10.19
$15.00	275,000	10 years	15.00	—	15.00
$29.66	45,200	7 years	29.66	24,190	29.66

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

10. INCOME TAXES

        As a limited liability company, the Company is generally not subject to Federal or, except on a limited basis, state income taxes. However, the Company is required to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required. Total distribution recorded for the years ended December 31, 2002, 2001 and 2000 were ($0.1), ($0.2) and $1.5 million, respectively, net of any refunds received on overpayment of prior year taxes. The Company estimates that there are no tax distributions payable for 2002.

        In addition, the members of Holdings will be subject to U.S. income taxes upon the distributions to the Company of unremitted earnings of the Company's foreign subsidiaries of $4.7, $7.9 and $7.0 million as of December 31, 2002, 2001 and 2000, respectively. A determination of the U.S. income tax liability to the members is not practicable. However, it is management's intention that such unremitted earnings will be reinvested as part of the Company's ongoing foreign operations.

11. COMMITMENTS AND CONTINGENCIES

        Lease Commitments—The Company is obligated under capital leases for certain machinery and equipment, which expire in 2004.

        The Company leases certain property, plant and equipment used in its operations under noncancellable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from three to ten years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense was $32.0, $32.7 and $26.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum lease payments at December 31, 2002, are summarized below (dollar amounts in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2003	$809	$13,627
2004	144	9,092
2005	—	7,465
2006	—	6,329
2007	—	6,226
Thereafter	—	8,826

Total minimum payments required *	953	$51,565

Less portion representing interest	(60)

Present value of minimum lease payments	$893

  *
  Minimum payments have not been reduced by minimum sublease rentals of $2,513 due in the future under noncancelable subleases.

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

        Simultaneously with the closing of the transactions, the Company entered into the following agreements:

  —
  Supply Agreements—The Company entered into supply agreements with Suiza Foods Corporation, now known as Dean Foods Company. The prices for bottles and bottle components are based on the prices that were in effect in July 1999 between Suiza Foods and Suiza Packaging prior to the Transactions and are subject to adjustment based on changes in raw material, manufacturing and delivery costs.

  —
  Trademark License Agreement—The Company entered into a trademark license agreement with Continental Can Company, Inc. ("Continental Can"), now known as Franklin Holdings, Inc., which is a wholly owned subsidiary of Dean Foods Company. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Dean Foods owns 10% or more of Holdings. Should Dean Foods' ownership interest fall below 10%, an annual royalty of $100,000 would be charged to the Company.

        The Company had sales to Dean Foods of approximately $170.1, $153.7 and $121.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts receivable from Dean Foods, net of amounts owed at December 31, 2002 and 2001, amounted to approximately $9.1 and $9.4 million, respectively.

13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Period Ended	Balance at Beginning of Period	Provision	Recoveries (Write-offs)	Other	Balance at End of Period
	(Amounts in thousands)
December 31, 2000	$4,410	1,200	(620)	—	$4,990
December 31, 2001	$4,990	5,980	(7,409)	—	$3,561
December 31, 2002	$3,561	46	(2,193)	—	$1,414

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

15. SUBSEQUENT EVENTS

        In January 2003, the Company entered into an amendment to its Senior Credit Facility. Terms of the amendment included eliminating certain ratio covenants, permanently reducing the revolver to $43.5 million, changing the term loan amortization schedule such that $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, a tranche C term loan in the amount of $35.0 million was added to the credit facility, an additional fee of 1% is to be paid on the unpaid principal balance of each loan payable June 30, 2005, an additional fee of 2% will be charged on all deferred principal payments less any voluntary or mandatory prepayments payable June 30, 2005, a fee on the tranche C term loan equal to 4% of the principal amount will be paid upon the repayment of tranche C and other terms less significant.

******