Form 10-Q
period 2003-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2003-05-15
CIK 1095531

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-88157

CONSOLIDATED CONTAINER COMPANY LLC
(Exact name of registrant as specified in its charter)

Delaware	75-2825338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Towercreek Parkway, Suite 300,
Atlanta, Georgia 30339
(Address of principal executive offices)

Telephone number: (678) 742-4600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of May 13, 2003, there were 1,000 of the registrant's member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in Thousands)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,562	$24,382
Investment securities	104	106
Accounts receivable (net of allowance for doubtful accounts of $1,506 and $1,414)	86,269	73,043
Inventories	48,665	46,748
Other current assets	18,624	27,834

Total current assets	194,224	172,113
PROPERTY AND EQUIPMENT, Net	283,694	289,281
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS	21,273	19,444

	$709,050	$690,697

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,218	$92,407
Accrued liabilities	41,598	46,313
Revolving credit facility	22,000	31,000
Current portion of long-term debt	9,002	61,911

Total current liabilities	164,818	231,631
LONG-TERM DEBT	570,884	484,065
OTHER LIABILITIES	61,658	58,643
COMMITMENTS AND CONTINGENCIES
MEMBER'S DEFICIT:
Member's deficit	(56,383)	(51,599)
Foreign currency translation adjustment	(732)	(848)
Minimum pension liability adjustment	(31,195)	(31,195)

Total member's deficit	(88,310)	(83,642)

	$709,050	$690,697

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$185,128	$177,330
Cost of sales	162,957	155,475

Gross profit	22,171	21,855
Selling, general and administrative expense	(12,445)	(13,165)
Amortization expense	(949)	(558)
Stock-based compensation expense	(200)	—

Operating income	8,577	8,132
Interest expense	(14,607)	(11,565)
Other income (expense)	135	(71)

Net loss	(5,895)	(3,504)
Other comprehensive income (loss)
Foreign currency translation adjustment	116	(6)

Comprehensive loss	$(5,779)	$(3,510)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,895)	$(3,504)
Adjustment to reconcile net loss to net cash provided by operating activitites
Depreciation and amortization	10,491	9,822
Debt and refinancing cost amortization	1,722	1,594
Stock-based compensation	200	—
Currency translation	116	(6)
(Gain) loss on disposal of assets	(135)	71
Changes in operating assets and liabilities	(8,526)	(5,620)

Net cash from operating activities	(2,027)	2,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,244)	(6,864)
Net change in investments	2	2
Proceeds from disposal of property and equipment	424	77
Cash paid for acquisition	(48)	(1,100)

Net cash from investing activities	(3,866)	(7,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	35,000	36,500
Net payments on revolving lines of credit	(9,000)	(13,000)
Principal payments on long-term debt	(1,090)	(5,875)
Debt issuance cost	(3,748)	(2,991)
Tax receipt to the benefit of the member	911	126

Net cash from financing activities	22,073	14,760

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,180	9,232
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,382	1,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,562	$10,419

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,511	$14,295

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and generally accepted accounting principles applicable to interim financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2002 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations and the related balance sheet and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

        The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company ("Holdings"). Holdings is 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.0% owned by a subsidiaries of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners III L.P. and its affiliates.

        Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, FIN No. 46 is applicable in the third quarter of 2003. Because the Company does not currently have unconsolidated variable interest entities, the provisions of FIN No. 46 will not be applicable to us.

3.    INVENTORIES

        Inventories consisted of the following at March 31, 2003, and December 31, 2002:

	March 31, 2003	December 31, 2002
	(Amounts in Thousands)
Raw materials	$22,542	$21,835
Parts and supplies	5,558	6,293
Finished goods	20,565	18,620

	$48,665	$46,748

4.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

        Long-term debt consisted of the following at March 31, 2003, and December 31, 2002:

	March 31, 2003	December 31, 2002
	(Amounts In Thousands)
Senior credit facility—term loans	$394,083	$360,083
Senior subordinated notes	185,000	185,000
Capital lease obligations	803	893

	579,886	545,976
Less current portion	(9,002)	(61,911)

	$570,884	$484,065

        In January 2003, the Company entered into an amendment to its Senior Credit Facility. Terms of the amendment included eliminating certain covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, the addition of a tranche C term loan in the amount of $35.0 million, an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, and an additional fee of 2% will be charged on all deferred principal payments, less any voluntary or mandatory prepayments, which is payable June 30, 2005. Additionally, a fee on the tranche C term loan equal to 4% of the principal amount will be paid upon the repayment of tranche C. Other terms less significant were also amended. A description of terms of the Facility, as amended, follows.

        Senior Credit Facility—The Senior Credit Facility, as amended, consists of four tranches of term loan commitments in a total principal amount of $521.5 million and a $43.5 million revolving credit commitment (the "Revolver"). The term loan facilities and revolver are summarized below:

  •
  Tranche A Term Loan—The tranche A term loan was originally $150.0 million in principal, of which $97.1 million was outstanding at March 31, 2003. The Company is required to repay the tranche A term loan in quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005.

  •
  Tranche B Term Loan—The tranche B term loan was originally $235.0 million in principal, of which $228.7 million was outstanding at March 31, 2003. The Company is required to repay $7.1 million of the tranche B term loan in quarterly installments through 2004 and the remaining amount in eight quarterly payments beginning September 30, 2005.

  •
  Tranche C Term Loan—The available tranche C term loan totals $100.0 million in principal, of which $35.0 million was committed in the January 2003 amendment and was outstanding at March 31, 2003. The Company is required to repay the tranche C term loan at the earlier of December 31, 2007 or after all other outstanding senior loans have been repaid. The lenders are not required to make any additional tranche C term loans.

  •
  Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal, of which $33.3 million was outstanding at March 31, 2003. This loan is the result of the conversion effective February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Senior Credit Facility, as amended. The Company is required to repay the loan in quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

        Revolving Credit Facility—The Revolver commitment was $43.5 million as of March 31, 2003, of which $22.0 million was outstanding. Additionally, the Company had approximately $12.4 million of outstanding letters of credit under the Revolver.

        The Company pays a commitment fee on the unused commitments under the Revolver of 0.50%, payable quarterly in arrears, and an annual administration fee. An additional fee of 1.0% will be paid on the unpaid principal balance of each loan and a 2.0% fee is payable on all principal payments deferred by the January, 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of both of these fees will be deferred until June 30, 2005. Additionally, a fee on the tranche C term loan equal to 4.0% of the principal amount will be paid upon repayment of the tranche C term loan.

        Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Bankers Trust Company, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Bankers Trust Company in the interbank eurodollar market, plus the applicable interest margin. At March 31, 2003, the margin on base rate and eurodollar rate loans was 2.75% and 3.75%, respectively, for tranche A, tranche 2 converted and the revolving credit facility, 3.25% and 4.25%, respectively, for tranche B, and 2.25% and 3.25%, respectively, for tranche C. Depending on their maturity dates, the various borrowing types bear interest at the following rates as of March 31, 2003:

Interest Rates
Revolver—eurodollar	5.1%
Revolver—base rate	7.0%
Tranche A Term Loan	5.5%
Tranche B Term Loan	5.6%
Tranche C Term Loan	4.6%
Tranche 2 Converted Term Loan	5.5%

        Additional interest accrues on the tranche C term loan at a rate of 11.3% per annum, which will be paid at the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in Consolidated Container Holdings LLC.

        The obligations under the Senior Credit Facility are collateralized and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company's management has concluded that such financial results, separate and apart from the Company's results, are not material to investors. (See Note 7)

        The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At March 31, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

        Senior Subordinated Notes—The senior subordinated notes (the "Notes") were issued on July 2, 1999, and have an original face value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

        Scheduled Maturities—The scheduled annual maturities of debt (excluding capital leases) at March 31, 2003, were as follows (amounts in thousands):

Nine months ending December 31, 2003	$6,250
Year ending December 31,
2004	11,500
2005	175,228
2006	111,040
2007	90,065
2008	—
Thereafter	185,000

$579,083

        An excess cash flow payment equal to 75% of the excess cash flow generated by the Company (as described in the January, 2003, amendment) is required for periods ending June 30, 2003, December 31, 2003, and December 31, 2004. Any June 30, 2003, payment would reduce the scheduled amortization for December 31, 2003.

5.    RESTRUCTURING ACCRUALS

        In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The charge included, among other things, severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location.

        The additional restructuring and purchase accounting accruals related to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of March 31, 2003, relates primarily to remaining lease commitments and severance owed to individuals who have been terminated but are receiving their severance payments over a period of time rather than in the form of a lump sum.

        Reconciliation of the restructuring accruals for the three months ended March 31, 2003 was as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in Thousands)
Balance at January 1, 2003	$3,811	$87	$3,131	$672
2003 activity	(41)	(10)	(11)	(300)

Balance at March 31, 2003	$3,770	$77	$3,120	$372

        Items charged to the accruals were cash items.

6.    RELATED PARTY TRANSACTIONS

        The Company had sales to Dean Foods Company of approximately $50.5 million and $40.0 million for the three months ended March 31, 2003 and 2002, respectively. Accounts receivable from Dean Foods, net of amounts owed at March 31, 2003, and December 31, 2002, amounted to approximately $8.3 million and $9.1 million, respectively.

        In connection with the amendment to the Senior Credit Facility in January 2003, certain shareholders of Holdings acquired participating interests from the lender in the underlying tranche C term loan.

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

8.    ACQUISITION

        Effective January 1, 2002, the Company acquired the remaining 49% interest in its Mexican joint venture, Reid Mexico, S.A. de C.V., in a transaction accounted for as a purchase. The purchase price was $3.1 million, of which $48,000 was paid in January 2003, with the remainder paid during 2002. The entire $3.1 million purchase price, which approximated the excess of the purchase price over the fair value of the net assets acquired, has been allocated to a supply agreement with the former joint venture partner and recorded as an intangible asset. The asset is being amortized over the two-year life of the agreement.

9.    STOCK-BASED COMPENSATION

        Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each of the three month periods ended March 31, 2003 and 2002 was not material. Compensation cost charged against income for the three months ended March 31, 2003 was $0.2 million.

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

        A reserve for worker's compensation claims is established based on claim count information and historical loss data. If actual future claims experience does not reflect historical data, our expense could be affected and adversely affect our financial results.

        Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, extensive use is made of advice from actuaries and assumptions are made about inflation, investment returns, mortality, employee turnover, and discount rates that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying financial statements related to these retirement plans are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates.

        We periodically review the carrying value of our long-lived assets for indicators that the carrying value of the assets may not be recoverable. Our evaluation for property and equipment is based on projections of anticipated future undiscounted cash flows from those assets, which necessarily are dependent upon management's assessment of future business conditions. Our assessment of goodwill is based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, which requires management to estimate the fair value of the Company (as we only have one reporting unit) and, if applicable, the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For both goodwill and property and equipment, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

Results of Operations

Three months ended March 31, 2003, compared to three months ended March 31, 2002

        Net Sales.    Net sales for the first quarter of 2003 were $185.1 million, an increase of $7.8 million or 4.4%, compared to $177.3 million for the same period of 2002. The increase in sales is due entirely to increases in resin prices during the period. On a resin price equivalent basis, sales for the quarter declined when compared to the first quarter of 2002 due to lost business and price concessions associated with certain contract renewals during 2002.

        Gross Profit.    Gross profit for the first quarter of 2003 was $22.2 million, an increase of $0.3 million or 1.4%, compared to $21.9 million for the same period of 2002. The increase was primarily due to improvements in direct labor cost and repair and maintenance spending offset by the time lag in passing through higher resin prices, and increased utility expense.

        Selling, General, and Administrative Expense.    Selling, general and administrative expense for the first quarter of 2003 was $12.4 million, a decrease of $0.7 million or 5.5%, compared to $13.2 million for the same period of 2002. This decrease was primarily the result of lower consulting costs attributable to a large project in the prior year.

        Amortization Expense.    Amortization expense for the first quarter of 2003 was $0.9 million, compared to $0.6 million for the same period of 2002.

        Operating Income.    Operating income for the first quarter of 2003 was $8.6 million, an increase of $0.4 million, or 5.5%, compared to operating income of $8.1 million for the same period of 2002. The increase in operating income was primarily due to the increase in gross profit and the decrease in selling, general and administrative expenses, as discussed above, offset by an increase in amortization expense.

        Interest Expense.    Interest expense for the first quarter of 2003 was $14.6 million, an increase of $3.0 million or 26.3%, compared to $11.6 million for the same period of 2002. This change was primarily attributable to additional interest and fees, which totaled $2.5 million, that were brought about by an amendment to our Senior Credit Facility in the first quarter of 2003. Of this $2.5 million, the payment of $2.2 million is deferred until the maturity of the related debt. The remainder of the change resulted from a full quarter's impact of interest margin increases of as much as 1.5% resulting from a February 27, 2002, amendment to the Senior Credit Facility, and higher overall debt levels in 2003, partially offset by a more favorable interest environment in 2003.

        Net Loss.    Net loss for first quarter of 2003 was $5.9 million, compared to a net loss of $3.5 million for the same period of 2002. This increase of $2.4 million was due to the $0.4 million increase in operating income, offset by the $3.0 million increase in interest expense.

Liquidity and Capital Resources

        Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under the Senior Credit Facility.

        Cash used by operations in the first three months of 2003 was $2.0 million, compared to cash provided by operations of $2.4 million in the same period in 2002. Cash used in investing activities for the three months ended March 31, 2003, was $3.9 million, compared to $7.9 million in the same period of 2002. The change was largely a result of lower capital expenditures in 2003 and a $1.1 million payment made in 2002 to purchase the remaining 49% of our Mexican joint venture. Cash provided by financing activities for the first three months of 2003 was $22.1 million, an increase of $7.3 million compared to the same period of 2002. This primarily resulted from lower repayments on term debt resulting from the changes in debt amortization outlined in the January, 2003, amendment to our Senior Credit Facility.

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

        In January 2003, the Company further amended its Senior Credit Facility. Terms of the amendment included eliminating certain ratio covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, the addition of a tranche C term loan in the amount of $35.0 million, an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, an additional fee of 2% will be charged on all deferred principal payments less any voluntary or mandatory prepayments payable June 30, 2005, a fee on the tranche C term loan equal to 4% of the principal amount will be paid upon the repayment of tranche C and other less significant terms.

        Following the above mentioned amendments, the Senior Credit Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, a tranche C term loan totaling $100.0 million (of which $35.0 million was committed at March 31, 2003, and the remainder will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $43.5 million revolving credit facility. At March 31, 2003, we had drawn down $22.0 million under the revolving loan facility, and an additional $12.4 million was reserved for outstanding standby letters of credit, leaving available borrowings of $9.1 million, subject to customary borrowing conditions. The revolving credit facility matures on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $2.7 million in the remainder of 2003, $5.2 million in 2004, and $89.1 million by June 30, 2005. The tranche B term loan requires $7.1 million in quarterly amortization payments through 2004 and the remaining balance in substantially equal quarterly installments from September 30, 2005, through June 30, 2007. We are required to repay the tranche C term loan at the earlier of December 31, 2007, or after all other outstanding senior loans have been repaid. The amortization schedule of the tranche 2 converted term loan requires us to repay $0.9 million during the remainder of 2003, $1.8 million in 2004, and $30.6 million by June 30, 2005.

        Borrowings under the Facility bear interest, at our option, at either:

  •
  a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin; or

  •
  a eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank eurodollar market, plus an interest margin.

        The applicable interest margin on base rate and eurodollar loans is a fixed amount depending on the loan tranche. Those margins are as follows:

  •
  2.75% for base rate loans and 3.75% for eurodollar rate loans for tranche A term loans, tranche 2 converted term loans, and revolving credit loans;

  •
  3.25% for base rate loans and 4.25% for eurodollar rate loans for tranche B term loans; and

  •
  2.25% for base rate loans and 3.25% for eurodollar rate loans for committed tranche C term loans; and

  •
  a rate to be determined for uncommitted tranche C term loans, based on the agreement between Consolidated Container Company and the lender or lenders providing that loan.

In addition, the Company pays the following fees related to the Senior Credit Facility:

  •
  a commitment fee on the unused commitments under the revolving credit facilities of 0.50% on an annual basis, payable quarterly in arrears;

  •
  a fee of 1.0% will be accrued on the unpaid principal balance of each loan, cash payment of which will be deferred until June 30, 2005;

  •
  a 2.0% fee will be accrued on all principal payments deferred by the January, 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005;

  •
  a fee on the tranche C term loan equal to 4.0% of the principal amount will be paid upon repayment of the tranche C term loan; and

  •
  an annual administration fee of $100,000 to Deutsche Bank Trust Company Americas, as administrative agent.

        The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company's ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company's outstanding debt; to incur certain liens; to make certain investments; to enter certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company's and its subsidiaries' assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At March 31, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

        The Company, its principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell securities of the Company, including the Notes, in compliance with any applicable securities laws.

        We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of March 31, 2003 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in Thousands)
Term Debt	$579,083	$8,240	$212,498	$173,345	$185,000
Capital Lease Obligations	803	762	41	—	—
Operating Leases	48,204	13,270	15,212	12,452	7,270
Revolving Credit Facility(a)	22,000	22,000	—	—	—
Other Long-Term Obligations(b)	377	377	—	—	—

Total Contractual Cash Obligations	$650,467	$44,649	$227,751	$185,797	$192,270

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in Thousands)
Standby Letters of Credit	$12,392	$12,392	$—	$—	$—
Revolving Credit Facility(c)	9,108	9,108	—	—	—

Total Commercial Commitments	$21,500	$21,500	$—	$—	$—

(a)
The revolving credit facility represents the actual outstanding balance as of March 31, 2003.

(b)
Other long-term obligations include employee bonus and termination commitments.

(c)
The revolving credit facility represents the unused borrowing commitments as of March 31, 2003.

        We are required to make tax distributions to holders of member units for reimbursement of tax obligations, and we receive reimbursements for any overpayments of estimated tax liabilities on behalf of the members. We received $0.9 million in net reimbursements for payments made on behalf of its member, Holdings, during the first three months of 2003.

        Management believes future funds generated by operations and borrowings under the Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements for the year 2003.

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, FIN No. 46 is applicable in the third quarter of 2003. Because the Company does not currently have unconsolidated variable interest entities, the provisions of FIN No. 46 will not be applicable to us.

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

        The covenants in our Senior Credit Facility my adversely limit our ability to operate our business.    The Company's revised credit facility contains a number of significant covenants, that, among other things, restrict the ability of the Company to make acquisitions, dispose of assets, incur additional indebtedness, pay dividends, and make capital expenditures. The Company also operates under covenants that require us to satisfy certain financial ratios and minimum levels of financial performance. The ability of the Company to comply with such covenants may be affected by events beyond the control of the Company, and there is no assurance that the Company will be able to meet the specified financials ratios or minimum levels of performance. Failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default provisions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of certain market risks related to the Company, see Part II, Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in our Annual Report on Form 10-K for the fiscal period ended December 31, 2002. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2003.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, including a disclosure committee formed in 2002 that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

        During 2002 and continuing in 2003, management implemented several changes to policies and procedures to formalize the process whereby information relating to the company is identified, assembled and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and encouraging greater accountability throughout the organization; establishing a set of core values in the company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. ethics hotline) whereby employees can make management aware of unethical, fraudulent or criminal behavior; investing significant capital and expense dollars in a process to convert to a single financial system to improve the timeliness, accuracy and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; implementing a system of periodic reporting and reviews of the business at all levels (as low as the facility level) in order to understand any and all of our material issues and to allow management to focus on areas of significant concern; and implementing a certification process in all key areas of the company to ensure identification and disclosure of any items material to the Company. As the financial systems conversion process is currently in progress, it is management's opinion that the internal controls will continue to strengthen as this conversion is fully implemented.

        The only change in internal controls subsequent to the date the disclosure committee completed their evaluations of such internal controls has been the continued increase in the number of manufacturing facilities that have been converted to the new financial system since the time of the evaluation. This change will continue to increase the effectiveness of the control process in the future.

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

May 15, 2003	CONSOLIDATED CONTAINER COMPANY LLC (Registrant)
	By:	/s/ STEPHEN E. MACADAM Stephen E. Macadam President, Chief Executive Officer, and Manager
	By:	/s/ TYLER L. WOOLSON Tyler L. Woolson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

QuickLinks

CONSOLIDATED CONTAINER COMPANY LLC INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in Thousands)
CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (Amounts in Thousands)
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
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX