Form 10-Q
period 2003-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2003-08-14
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts).

Yes  ☐       No  ☒

As of August 1, 2003, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in Thousands)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,912	$24,382
Investment securities	102	106
Accounts receivable (net of allowance for doubtful accounts of $1,602 and $1,414)	91,499	73,043
Inventories	48,591	46,748
Other current assets	21,034	27,834
Total current assets	178,138	172,113
PROPERTY AND EQUIPMENT, Net	282,023	289,281
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS	21,239	19,444
	$691,259	$690,697
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,541	$92,407
Accrued liabilities	43,275	46,313
Revolving credit facility	—	31,000
Current portion of long-term debt	11,433	61,911
Total current liabilities	151,249	231,631
LONG-TERM DEBT	567,111	484,065
OTHER LIABILITIES	65,944	58,643
COMMITMENTS AND CONTINGENCIES	—	—
MEMBER'S DEFICIT:
Member's deficit	(61,342)	(51,599)
Foreign currency translation adjustment	(508)	(848)
Minimum pension liability adjustment	(31,195)	(31,195)
Total member's deficit	(93,045)	(83,642)
	$691,259	$690,697

 See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net sales	$188,134	$196,143	$372,637	$373,473
Cost of sales	166,789	166,279	329,746	321,754
Gross profit	21,345	29,864	42,891	51,719
Selling, general and administrative expense	(12,237)	(12,800)	(24,682)	(25,965)
Amortization expense	(326)	(708)	(650)	(1,266)
Stock-based compensation expense	(199)	—	(399)	—
Operating income	8,583	16,356	17,160	24,488
Interest expense	(13,952)	(11,908)	(28,559)	(23,473)
Other income (expense)	219	(1,642)	354	(1,713)
Net income (loss)	(5,150)	2,806	(11,045)	(698)
Other comprehensive income
Foreign currency translation adjustment	224	123	340	117
Comprehensive income (loss)	$(4,926)	$2,929	$(10,705)	$(581)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in Thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,045)	$(698)
Adjustment to reconcile net loss to net cash provided by operating activitites:
Depreciation and amortization	20,787	19,723
Debt and refinancing cost amortization	3,287	2,645
Stock-based compensation	399	—
Currency translation	340	117
(Gain) loss on disposal of assets	(354)	1,713
Changes in operating assets and liabilities	(7,217)	(7,948)
Net cash from operating activities	6,197	15,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,407)	(14,545)
Net change in investments	4	4
Proceeds from disposal of property and equipment	892	1,864
Cash paid for acquisition	(48)	(1,739)
Net cash from investing activities	(11,559)	(14,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	35,000	36,500
Net payments on revolving lines of credit	(31,000)	(6,000)
Principal payments on long-term debt	(2,432)	(11,684)
Debt issuance costs	(4,579)	(3,157)
Tax receipt to the benefit of the member	903	114
Net cash from financing activities	(2,108)	15,773
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,470)	16,909
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,382	1,187
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,912	$18,096
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$21,024	$20,769

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and generally accepted accounting principles applicable to interim financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2002 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations and cash flows for the three months and six months ended June 30, 2003 and the corresponding balance sheet as of June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company (“Holdings”). Holdings is 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.0% owned by subsidiaries of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

2.                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity’’. This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet assessed the impact of adopting SFAS No. 150 on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, FIN No. 46 is applicable in the third quarter of 2003. Because the Company has not created any unconsolidated variable interest entities since January 31, 2003 (and had not created any prior to this date), the provisions of FIN No. 46 are not applicable to us at this time.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.                 INVENTORIES

Inventories consisted of the following at June 30, 2003, and December 31, 2002:

	June 30, 2003	December 31, 2002
	(Amounts in Thousands)
Raw materials	$19,189	$21,835
Parts and supplies	6,933	6,293
Finished goods	22,469	18,620
	$48,591	$46,748

4.                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2003, and December 31, 2002:

	June 30, 2003	December 31, 2002
	(Amounts in Thousands)
Senior credit facility—term loans	$392,833	$360,083
Senior subordinated notes	185,000	185,000
Capital lease obligations	711	893
	578,544	545,976
Less current portion	(11,433)	(61,911)
	$567,111	$484,065

In January 2003, the Company entered into an amendment to its Senior Credit Facility. Terms of the amendment included eliminating certain covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, the addition of a tranche C term loan in the amount of $35.0 million, an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, and an additional fee of 2% will be charged on all deferred principal payments, less any voluntary or mandatory prepayments, which is payable June 30, 2005. Additionally, a fee on the tranche C term loan equal to 4% of the principal amount will be paid upon the repayment of tranche C. Other terms less significant were also amended. A description of terms of the Senior Credit Facility, as amended, follows.

Senior Credit Facility—The Senior Credit Facility, as amended, consists of four tranches of term loan commitments in a total principal amount of $521.5 million and a $43.5 million revolving credit commitment facility (the “Revolver”). The term loan facilities and revolver are summarized below:

•       Tranche A Term Loan—The tranche A term loan was originally $150.0 million in principal, of which $96.5 million was outstanding at June 30, 2003. The Company is required to repay the tranche A term loan in quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

•       Tranche B Term Loan—The tranche B term loan was originally $235.0 million in principal, of which $228.2 million was outstanding at June 30, 2003. The Company is required to repay $6.6 million of the tranche B term loan in quarterly installments through 2004 and the remaining amount in eight quarterly payments beginning September 30, 2005.

•       Tranche C Term Loan—The available tranche C term loan totals $100.0 million in principal, of which $35.0 million was committed in the January 2003 amendment and was outstanding at June 30, 2003. The Company is required to repay the tranche C term loan at the earlier of December 31, 2007 or after all other outstanding senior loans have been repaid. Under certain circumstances the lenders may, but are not required, to make any additional tranche C term loans.

•       Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal, of which $33.1 million was outstanding at June 30, 2003. This loan is the result of the conversion effective, February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Senior Credit Facility, as amended. The Company is required to repay the loan in quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

Revolving Credit Facility—The Revolving Credit Facility commitment was $43.5 million as of June 30, 2003, of which none was outstanding. Additionally, the Company had approximately $15.1 million of outstanding letters of credit under the Revolver.

The Company pays a commitment fee on the unused commitments under the Revolver of 0.50% payable quarterly in arrears, and an annual administration fee. An additional fee of 1.0% will be paid on the unpaid principal balance of each loan and a 2.0% fee is payable on all principal payments deferred by the January 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of both of these fees will be deferred until June 30, 2005. Additionally, a fee on the tranche C term loan equal to 4.0% of the principal amount will be paid upon repayment of the tranche C term loan.

Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Deutsche Bank Trust Company in the interbank eurodollar market, plus the applicable interest margin. At June 30, 2003, the margin on base rate and eurodollar rate loans was 2.75% and 3.75%, respectively, for tranche A, tranche 2 converted and the revolving credit facility, 3.25% and 4.25%, respectively, for tranche B, and 2.25% and 3.25%, respectively, for tranche C. Depending on their maturity dates, the various borrowing types bear interest at the following rates as of June 30, 2003:

Interest Rates
Tranche A Term Loan	5.1%
Tranche B Term Loan	5.6%
Tranche C Term Loan	4.6%
Tranche 2 Converted Term Loan	5.1%

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

Additional interest accrues on the tranche C term loan at a rate of 11.3% per annum, which will be paid at the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in Consolidated Container Holdings LLC.

The obligations under the Senior Credit Facility are collateralized and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors. (See Note 7)

The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company’s ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company’s outstanding debt; to incur certain liens; to make certain investments; to enter into certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At June 30, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

Senior Subordinated Notes—The senior subordinated notes (the “Notes”) were issued on July 2, 1999, and have an original face value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10-1/8%, payable semiannually in July and January of each year.

Scheduled Maturities—The scheduled annual maturities of debt (excluding capital leases) at June 30, 2003, were as follows (amounts in thousands):

Six months ending December 31, 2003	$5,000
Year ending December 31,
2004	11,500
2005	175,228
2006	111,040
2007	90,065
2008	—
Thereafter	185,000
$577,833

An excess cash flow payment equal to 75% of the excess cash flow generated by the Company (as described in the January, 2003, amendment) is required for periods ending June 30, 2003, December 31, 2003, and December 31, 2004. The Company did not generate excess cash flow, as defined, as of June 30, 2003 and therefore did not make such a payment.

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

The additional restructuring and purchase accounting accruals related to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of June 30, 2003, relates primarily to remaining lease commitments and severance owed to individuals who have been terminated but are receiving their severance payments over a period of time rather than in the form of a lump sum.

Reconciliation of the restructuring accruals for the six months ended June 30, 2003 was as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in Thousands)
Balance at January 1, 2003	$3,811	$87	$3,131	$672
2003 activity	(44)	(87)	(22)	(548)
Balance at June 30, 2003	$3,767	$0	$3,109	$124

Items charged to the accruals were cash items.

6.                 RELATED PARTY TRANSACTIONS

The Company had net sales to Dean Foods Company of approximately $81.5 million and $62.1 million for the six months ended June 30, 2003 and 2002, respectively. Accounts receivable from Dean Foods, net of amounts owed at June 30, 2003, and December 31, 2002, amounted to approximately $7.5 million and $9.2 million, respectively.

In connection with the amendment to the Senior Credit Facility in January 2003, certain shareholders of Holdings acquired participating interests from the lender in the underlying tranche C term loan.

Additional ongoing contractual relationships with related parties are documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Separate quarterly disclosure of these relationships is not deemed necessary due to the immateriality of the amounts involved or the static nature of the arrangements.

7.                 GUARANTOR FINANCIAL STATEMENTS

Separate financial statements of the subsidiary guarantors are not included herewith as management has determined that such information is not material to investors because (i) the subsidiary guarantors constitute substantially all of the Company’s direct and indirect subsidiaries and have fully and unconditionally guaranteed the Notes on a joint and several basis, and (ii) Holdings is a holding company with no assets, operations or cash flow separate from its investment in the Company and its subsidiaries.

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

9.                 STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in each of the six month periods ended June, 2003 and 2002 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost charged against income for the six months ended June 30, 2003 was $0.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, worker’s compensation, benefit plan accruals, long-lived assets, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

A reserve for worker’s compensation claims is established based on claim count information and historical loss data. If actual future claims experience does not reflect historical data, our expense could be affected and adversely affect our financial results.

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

We periodically review the carrying value of our long-lived assets for indicators that the carrying value of the assets may not be recoverable. Our evaluation for property and equipment is based on projections of anticipated future undiscounted cash flows from those assets, which necessarily are dependent upon management’s assessment of future business conditions. Our assessment of goodwill is based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, which requires management to estimate the fair value of the Company (as we only have one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For both goodwill and property and equipment, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

Results of Operations

Three months ended June 30, 2003, compared to three months ended June 30, 2002

Net Sales.   Net sales for the second quarter of 2003 were $188.1 million, a decrease of $8.0 million or 4.1%, compared to $196.1 million for the same period of 2002. Sales compared to the same period last year would be $25.4 million or 13.0% lower after adjusting for higher average resin prices during the second quarter of 2003. The majority of the decrease is attributable to poor beverage markets resulting from the cold, wet weather conditions that prevailed in most of the country during the quarter, the closure of two facilities last year, low demand for products from several large customers, and price concessions on certain contracts that were renewed during 2002.

Gross Profit.   Gross profit for the second quarter of 2003 was $21.3 million, a decrease of $8.5 million or 28.5%, compared to $29.9 million for the same period of 2002. The reduction in gross profit was driven by the lower sales revenue noted above combined with an adjustment to pension expense of $2.3 million, which primarily reflected the impact of the market’s poor performance on our fund assets and a change in discount rates. These items were partially offset by improvements in direct labor, delivery cost, repair and maintenance expense, employee benefit costs, and project expense. Prior year results were favorably impacted on a net basis by a settlement related to a cost plus contract.

Selling, General, and Administrative Expense.   Selling, general and administrative expense for the second quarter of 2003 was $12.2 million, a decrease of $0.6 million or 4.4%, compared to $12.8 million for the same period of 2002. This decrease was primarily the result of reduced bad debts expense stemming from a continued improvement in the management of our accounts receivable portfolio, as well as improvements in salary expense and rent costs. These reductions more than offset increased one-time SG&A spending related to the relocation of our engineering and development center from Elk Grove, Illinois to Atlanta, Georgia.

Amortization Expense.   Amortization expense for the second quarter of 2003 was $0.3 million, compared to $0.7 million for the same period of 2002.  The decrease relates, in part, to a planned reduction of amortization in year two of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V. Additionally, the Company’s remaining officers’ contracts were fully amortized by the end of 2002.

Operating Income.   Operating income for the second quarter of 2003 was $8.6 million, a decrease of $7.8 million, or 47.5%, compared to $16.4 million for the same period of 2002. The decrease in operating income was primarily due to the decrease in gross profit, partially offset by the improvement in selling, general and administrative expenses, both of which are discussed in more detail above.

Interest Expense.   Interest expense for the second quarter of 2003 was $14.0 million, an increase of $2.0 million or 17.2%, compared to $11.9 million for the same period of 2002. This change was primarily attributable to additional interest and fees, which totaled $2.6 million, that were created by the terms of the amendment to our Senior Credit Facility in the first quarter of 2003. Of this $2.6 million, the payment of $2.2 million is deferred until the maturity of the related debt. This change was partially offset by a more favorable interest rate environment in 2003.

Other Income (Expense).   Other income for the second quarter of 2003 was $0.2 million, compared to expense of $1.6 million for the same period of 2002. The change was attributable to a 2002 loss on the disposal of assets related to the cancellation of one specific project.

Net Income (Loss).   Net loss for second quarter of 2003 was $5.2 million, compared to net income of $2.8 million for the same period of 2002. This decrease of $8.0 million was due to the $7.8 million decrease in operating income and higher interest expense, partially offset by the $1.9 million increase in other income.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net Sales.   Net sales for the first half of 2003 were $372.6 million, a decrease of $0.8 million, compared to $373.5 million for the same period of 2002. After adjusting for higher resin prices experienced in the first six months of 2003, sales were $31.4 million or 8.4% less than the same period one year ago. The majority of decrease is attributable to lower volumes from key customers, price concessions, facility closures, and less favorable weather during 2003.

Gross Profit.   Gross profit for the first half of 2003 was $42.9 million, a decrease of $8.8 million or 17.1%, compared to $51.7 million for the same period of 2002. This decrease was due primarily to lower sales, higher utility expense, and additional pension costs of $2.3 million, which primarily reflected the impact of the market’s poor performance on our fund assets and a change in discount rates, offset by lower direct labor, repair and maintenance, employee benefit costs, and quality expense. Additionally, resin prices were rising during the first six months of the year, which generally causes short-term margin compression.

Selling, General, and Administrative Expense.   Selling, general and administrative expense for the first half of 2003 was $24.7 million, a decrease of $1.3 million or 4.9%, compared to $26.0 million for the same period of 2002. This decrease was caused primarily by lower consulting costs mainly attributed to a large project in the prior year and reduced bad debts expense stemming from a continued improvement in the management of our accounts receivable portfolio.

Amortization Expense.   Amortization expense for the first half of 2003 was $0.7 million, a decrease of $0.6 million or 48.7%, compared to $1.3 million for the same period of 2002. The change was primarily attributed to decreased amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V. and officers’ contracts that were fully amortized by the end of the prior year.

Operating Income.   Operating income for the first half of 2003 was $17.2 million, a decrease of $7.3 million or 29.9%, compared to operating income of $24.5 million for the same period of 2002. The decrease in operating income was primarily due to the decline in gross profit and additional amortization expenses, partially offset by the improvement in selling, general and administrative expenses, all of which are discussed in more detail above.

Interest Expense.   Interest expense for the first half of 2003 was $28.6 million, an increase of $5.1 million or 21.7%, compared to $23.5 million for the same period of 2002. This change was primarily attributable to additional interest and fees, which totaled $5.1 million, that were created by the terms of the amendment to our Senior Credit Facility in the first quarter of 2003. Of this $5.1 million, the payment of $4.3 million is deferred until the maturity of the related debt. Interest was also affected unfavorably in the first quarter by a full quarter’s impact of the interest margin increases of as much as 1.5% resulting from a February 2002 amendment to the Senior Credit Facility, offset by a more favorable interest rate environment in 2003.

Other Income (Expense).   Other income for the first half of 2003 was $0.4 million compared to expense of $1.7 million for the same period of 2002. The change was attributable to a 2002 loss on the disposal of assets related to the cancellation of one specific project.

Net Income (Loss).   Net loss for the first half of 2003 was $11.0 million, compared to net loss of $0.7 million for the same period of 2002. This increase in the loss of $10.3 million was due to the $7.3 million operating loss and the $5.1 million of additional interest, partially offset by the $2.1 million increase in other income.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under the Senior Credit Facility.

Cash provided by operations in the first six months of 2003 was $6.2 million, compared to cash provided by operations of $15.6 million in the same period in 2002. Cash used in investing activities for the six months ended June 30, 2003, was $11.6 million, compared to $14.4 million in the same period of 2002. The change was largely a result of lower capital expenditures in 2003 and a $1.7 million payment made in 2002 to purchase the remaining 49% of our Mexican joint venture. Cash used in financing activities for the first six months of 2003 was $2.1 million, a decrease of $17.9 million compared to the same period of 2002. This primarily resulted from payments on revolving lines of credit, partially offset by lower repayments on term debt resulting from the changes in debt amortization outlined in the January 2003, amendment to our Senior Credit Facility.

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

Following the above mentioned amendments, the Senior Credit Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, a tranche C term loan totaling $100.0 million (of which $35.0 million was committed at June 30, 2003, and the remainder will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $43.5 million revolving credit facility. At June 30, 2003, we had not drawn down on the revolving loan facility, and $15.1 million was reserved for outstanding standby letters of credit, leaving available borrowings of $28.4 million, subject to customary borrowing conditions. The revolving credit facility matures on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $2.2 million in the remainder of 2003, $5.2 million in 2004, and $89.1 million by June 30, 2005. The tranche B term loan requires $6.6 million in quarterly amortization payments through 2004 and the remaining balance in substantially equal quarterly installments from September 30, 2005, through June 30, 2007. We are required to repay the tranche C term loan at the earlier of December 31, 2007, or after all other outstanding senior loans have been repaid. The amortization schedule of the tranche 2 converted term loan requires us to repay $0.8 million during the remainder of 2003, $1.8 million in 2004, and $30.6 million by June 30, 2005.

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

•       a 2.0% fee will be accrued on all principal payments deferred by the January 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005;

•       a fee on the tranche C term loan equal to 4.0% of the principal amount will be paid upon repayment of the tranche C term loan; and

•       an annual administration fee of $0.1 million to Deutsche Bank Trust Company Americas, as administrative agent.

The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company’s ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company’s outstanding debt; to incur certain liens; to make certain investments; to enter certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At June 30, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

The Company, its principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell securities of the Company, including the Notes, in compliance with any applicable securities laws.

We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of June 30, 2003 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in Thousands)
Term Debt	$577,833	$10,750	$236,498	$145,585	$185,000
Capital Lease Obligations	711	683	28	—	—
Operating Leases	47,726	11,949	16,130	13,934	5,713
Revolving Credit Facility(a)	—	—	—	—	—
Other Long-Term Obligations(b)	122	122	—	—	—
Total Contractual Cash Obligations	$626,392	$23,504	$252,656	$159,519	$190,713

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in Thousands)
Standby Letters of Credit	$15,077	$15,077	$—	$—	$—
Revolving Credit Facility(c)	28,423	28,423	—	—	—
Total Commercial Commitments	$43,500	$43,500	$—	$—	$—

(a)           The revolving credit facility represents the actual outstanding balance as of June 30, 2003.

(b)          Other long-term obligations include employee bonus and termination commitments.

(c)           The revolving credit facility represents the unused borrowing commitments as of June 30, 2003.

We are required to make tax distributions to holders of member units for reimbursement of tax obligations, and we receive reimbursements for any overpayments of estimated tax liabilities on behalf of the members. We received $0.9 million in net reimbursements for payments made on behalf of its member, Holdings, during the first six months of 2003.

Management believes future funds generated by operations and borrowings under the Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements for the year 2003.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity’’. This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet assessed the impact of adopting SFAS No. 150 on our financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, FIN No. 46 is applicable in the third quarter of 2003. Because the Company has not created any unconsolidated variable interest entities since January 31, 2003 (and had not created any prior to this date), the provisions of FIN No. 46 are not applicable to us at this time.

Forward Looking Statements

Certain statements and information in this quarterly report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as “will,” “estimates,” “plans,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “foresees,” “projects,” “forecasts” or words of similar meaning or import. Consolidated Container Company desires to take advantage of the “safe harbor” provisions of the aforementioned Act. We have made such statements in prior filings with the Securities and Exchange Commission and in this filing. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

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

Risk Factors

Key factors that may have a direct bearing on our results and financial condition include, but are not limited to the following:

We have substantial leverage, which may affect our ability to use funds for other purposes.   A substantial portion of the Company’s cash flow will be dedicated to the payment of principal and interest on the Company’s indebtedness, which reduces the funds available to the Company for other purposes, including capital expenditures. The Company also currently carries a higher degree of leverage than many of its competitors, which could place the Company at a disadvantage to some of its competitors in certain circumstances. In addition, certain of the Company’s borrowings are at variable rates of interest, which exposes the Company to the risk of increased interest rates. If the Company were to experience poor financial and operational results, the combination of the poor performance and the substantial leverage of the Company might create difficulties in complying with the covenants contained in the Company’s revised credit agreement and bond indenture. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default provisions.

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

Our ability to service interest expense and debt amortization could be impaired.   The Company’s ability to make scheduled repayments with respect to its indebtedness will depend on the financial and operating performance of the Company over time. There can be no assurance that our operating results and cash flow will be sufficient to meet scheduled payments related to the Company’s indebtedness. If the Company were unable to make such payments, the Company would face significant liquidity problems and might be required to reduce or delay certain capital expenditures, sell assets, obtain equity capital, or restructure its senior and subordinated debt obligations.

The covenants in our Senior Credit Facility may adversely limit our ability to operate our business.   The Company’s revised credit facility contains a number of significant covenants that, among other things, restrict the ability of the Company to make acquisitions, dispose of assets, incur additional indebtedness, pay dividends, and make capital expenditures. The Company also operates under covenants that require us to satisfy certain financial ratios and minimum levels of financial performance. The ability of the Company to comply with such covenants may be affected by events beyond the control of the Company, and there is no assurance that the Company will be able to meet the specified financials ratios or minimum levels of performance. Failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default provisions.

We are dependent upon several significant customers, the loss of which could have a material adverse affect on our results.   For the year ended December 31, 2002, our largest customer accounted for 17% of our sales, and our ten largest customers accounted for 49% of our sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. We would note that most of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we face the risk that the customers will not purchase expected amounts of the products covered under contract. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business. We cannot guarantee that we will be able to successfully renew these contracts as they expire.

We are subject to intense competition in our industry.   Substantial competition is present throughout our product lines from well-established businesses competing nationally and from other businesses competing locally. Several of these competitors are larger and/or have greater financial resources than we do.

We are dependent on several key managers, the loss of whom could have a material effect on our operations, and on our business development.   There are several key personnel, the loss of whom would have an effect on our operations. In particular, the loss of the services provided by Stephen E. Macadam, the President and Chief Executive Officer of Consolidated Container Company, could have a material adverse effect on our business.

Our business is exposed to product liability risk.   Currently, we maintain insurance for product liability claims. However, the amount and scope of our insurance may not be adequate to cover a product liability claim that is successfully asserted against us. Lawsuits or other negative publicity associated with the products for which our customers use our containers could also substantially impact our business.

We operate under a variety of safety and environmental laws and regulations, and are subject to national, state, provincial, and/or local laws and regulations.   Compliance with these laws and regulations can require significant capital expenditures and operating expenses. Violations of these laws and regulations may result in substantial fines and penalties. Changes in these laws and regulations or our inability to comply with these could have a material adverse impact on our results.

We are subject to refinancing risk.   The Company expects to refinance our debt obligations in June 2005. There can be no assurance that we will be able to obtain restructured financing.

We cannot ensure that we will be able to successfully accomplish our objectives of meeting, exceeding or complying with all of the key factors summarized above. If we are not successful, our business and results of operations could be negatively impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in our Annual Report on Form 10-K for the fiscal period ended December 31, 2002. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including a disclosure committee formed in 2002 that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2003. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

During 2002 and continuing in 2003, management implemented several changes to policies and procedures to formalize the process whereby information relating to the company is identified, assembled and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and encouraging greater accountability throughout the organization; establishing a set of core values in the company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. ethics hotline) whereby employees can make management aware of unethical, fraudulent or criminal behavior; investing significant capital and expense dollars in a process to convert to a single financial system to improve the timeliness, accuracy and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; implementing a system of periodic reporting and reviews of the business at all levels (as low as the facility level) in order to understand any and all of our material issues and to allow management to focus on areas of significant concern; and implementing a certification process in all key areas of the Company to ensure identification and disclosure of any items material to the Company. As the financial systems conversion process is currently in progress, it is management’s opinion that the internal controls will continue to strengthen as this conversion is fully implemented.

The only change in internal controls subsequent to the date the disclosure committee completed their evaluations of such internal controls has been the continued increase in the number of manufacturing facilities that have been converted to the new financial system since the time of evaluation. This change will continue to increase the effectiveness of the control process in the future.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003	Consolidated Container Company LLC (Registrant)
	By:	/s/ Stephen E. Macadam
Stephen E. Macadam President, Chief Executive Officer, and Manager
	By:	/s/ Tyler L. Woolson
Tyler L. Woolson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.