Form 10-Q
period 2003-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2003-11-13
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐   No ☒

As of November 1, 2003, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)

	September 30,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,634	$24,382
Investment securities	99	106
Accounts receivable (net of allowance for doubtful accounts of $1,241 and $1,414)	90,529	73,043
Inventories	49,013	46,748
Other current assets	23,981	27,834
Total current assets	189,256	172,113
PROPERTY AND EQUIPMENT, Net	280,292	289,281
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS	19,414	19,444
	$698,821	$690,697
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,353	$92,407
Accrued liabilities	40,703	46,313
Revolving credit facility	25,000	31,000
Current portion of long-term debt	11,259	61,911
Total current liabilities	164,315	231,631
LONG-TERM DEBT	565,093	484,065
OTHER LIABILITIES	65,003	58,643
COMMITMENTS AND CONTINGENCIES	—	—
MEMBER’S DEFICIT:
Member’s deficit	(63,886)	(51,599)
Foreign currency translation adjustment	(509)	(848)
Minimum pension liability adjustment	(31,195)	(31,195)
Total member’s deficit	(95,590)	(83,642)
	$698,821	$690,697

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Net sales	$188,318	$196,376	$560,955	$569,849
Cost of sales	164,370	169,872	494,116	491,626
Gross profit	23,948	26,504	66,839	78,223
Selling, general and administrative expense	(10,362)	(10,989)	(35,044)	(36,954)
Amortization expense	(325)	(633)	(975)	(1,899)
Stock-based compensation expense	(201)	(277)	(600)	(277)
Gain (loss) on disposal of assets	(1,670)	4	(1,316)	(1,709)
Operating income	11,390	14,609	28,904	37,384
Interest expense	(14,122)	(11,863)	(42,681)	(35,336)
Net income (loss)	(2,732)	2,746	(13,777)	2,048
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(98)	339	19
Comprehensive income (loss)	$(2,733)	$2,648	$(13,438)	$2,067

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	Nine Months Ended
	September 30,	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,777)	$2,048
Adjustment to reconcile net income (loss) to net cash from operating activitites:
Depreciation and amortization	30,828	29,463
Debt and refinancing cost amortization	4,773	3,703
Stock-based compensation	600	277
Currency translation	339	19
Loss on disposal of assets	1,316	1,709
Changes in operating assets and liabilities	(22,552)	(14,331)
Net cash from operating activities	1,527	22,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,630)	(21,985)
Change in investments	7	6
Proceeds from disposal of property and equipment	2,726	2,031
Cash paid for acquisition	(48)	(2,883)
Net cash from investing activities	(20,945)	(22,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	35,000	36,500
Net proceeds from (payments on) revolving lines of credit	(6,000)	7,000
Principal payments on long-term debt	(4,624)	(21,400)
Debt issuance costs	(4,596)	(3,217)
Tax receipt (distribution) to the benefit of the member	890	(6)
Net cash from financing activities	20,670	18,877
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,252	18,934
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,382	1,187
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,634	$20,121
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$37,230	$36,229

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2002 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations and cash flows for the three months and nine months ended September 30, 2003 and the corresponding balance sheet as of September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity’’. This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This statement is effective for all contracts created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. Because we do not have these types of financial instruments, the provisions of SFAS No. 150 will not be applicable to us.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, the FASB decided in September 2003 to re-expose FIN No. 46 to clarify certain aspects of the determination of who is the primary beneficiary of the variable interest entity and has not finalized when companies are required to apply the provisions of FIN No. 46. Because the Company does not currently have unconsolidated variable interest entities, the provisions of FIN No. 46 are not applicable to us at this time.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   INVENTORIES

Inventories consisted of the following at September 30, 2003, and December 31, 2002:

	September 30,	December 31,
	2003	2002
	(Amounts in Thousands)
Raw materials	$20,342	$21,835
Parts and supplies	6,389	6,293
Finished goods	22,282	18,620
	$49,013	$46,748

4.   REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2003, and December 31, 2002:

	September 30, 2003	December 31, 2002
	(Amounts In Thousands)
Senior credit facility—term loans	$390,833	$360,083
Senior subordinated notes	185,000	185,000
Capital lease obligations	519	893
	576,352	545,976
Less current portion	(11,259)	(61,911)
	$565,093	$484,065

In January 2003, the Company entered into an amendment to its Senior Credit Facility. Terms of the amendment included eliminating certain covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that a total of $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, the addition of a tranche C term loan in the amount of $35.0 million, an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, and an additional fee of 2% will be charged on all deferred principal payments, less any voluntary or mandatory prepayments, which is payable June 30, 2005. Additionally, a fee on the tranche C term loan equal to 4% of the principal amount will be paid upon the repayment of tranche C term loan. Other less significant terms were also amended. A description of terms of the Senior Credit Facility, as amended, follows.

Senior Credit Facility—The Senior Credit Facility, as amended, consists of four tranches of term loan commitments with a total original principal amount of $521.5 million and a $43.5 million revolving credit commitment facility (the “Revolver”). The term loan facilities and revolver are summarized below:

•       Tranche A Term Loan—The tranche A term loan was originally $150.0 million in principal, of which $95.6 million was outstanding at September 30, 2003. The Company is required to repay the tranche A term loan in quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005.

•       Tranche B Term Loan—The tranche B term loan was originally $235.0 million in principal, of which $227.4 million was outstanding at September 30, 2003. Of the outstanding balance, the Company is required to repay $5.7 million of the tranche B term loan in quarterly installments through 2004 and the remaining amount in eight quarterly payments beginning September 30, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

•       Tranche C Term Loan—The available tranche C term loan totals $100.0 million in principal, of which $35.0 million was committed in the January 2003 amendment and was outstanding at September 30, 2003. The Company is required to repay the tranche C term loan at the earlier of December 31, 2007 or after all other outstanding senior loans have been repaid. Under certain circumstances the lenders may, but are not required, to make any additional tranche C term loans.

•       Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal, of which $32.8 million was outstanding at September 30, 2003. This loan is the result of the conversion effective, February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Senior Credit Facility, as amended. The Company is required to repay the loan in quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

Revolving Credit Facility—The Revolving Credit Facility commitment was $43.5 million as of September 30, 2003, of which $25.0 million was outstanding. Additionally, the Company had approximately $15.1 million of outstanding letters of credit under the Revolver. The Revolving Credit Facility matures July 2, 2005.

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

Borrowings under the Facility bear interest at a base rate which is the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an applicable interest margin; or a eurodollar rate on deposits for one-, two-, three- or six-month periods; or, if and when available to all the lenders, nine- or twelve-month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank eurodollar market, plus the applicable interest margin. At September 30, 2003, the margin on base rate and eurodollar rate loans for the tranche A term loan, the tranche 2 converted term loan and the revolving credit facility was 2.75% and 3.75%, respectively. The base rate was 3.25% and the eurodollar rate was 4.25% for the tranche B term loan, and 2.25% and 3.25%, respectively, for the tranche C term loan. Depending on their maturity dates, the various borrowing types bear interest at the following rates as of September 30, 2003:

Interest
Rates
Tranche A Term Loan	4.9%
Tranche B Term Loan	5.4%
Tranche C Term Loan	4.5%
Tranche 2 Converted Term Loan	4.9%
Revolver—eurodollar	4.9%
Revolver—base	6.8%

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

The obligations under the Senior Credit Facility are collateralized and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors. (See Note 7)

The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company’s ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company’s outstanding debt; to incur certain liens; to make certain investments; to enter into certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At September 30, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

Senior Subordinated Notes—The senior subordinated notes (the “Notes”) were issued on July 2, 1999, and have an original face value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10-1/8%, payable semiannually in July and January of each year.

Scheduled Maturities—The scheduled annual maturities of debt (excluding capital leases) at September 30, 2003, were as follows (amounts in thousands):

Three months ending December 31, 2003	$3,000
Year ending December 31,
2004	11,500
2005	175,228
2006	111,040
2007	90,065
2008	—
Thereafter	185,000
$575,833

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

The additional restructuring and purchase accounting accruals related to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of September 30, 2003, relates primarily to remaining lease commitments and severance owed to individuals who have been terminated but are receiving their severance payments over a period of time rather than in the form of a lump sum.

A roll forward of the restructuring accruals for the nine months ended September 30, 2003 was as follows:

		Purchase
	1997	Accounting	1999	2001
	Restructuring	Restructuring	Restructuring	Restructuring
	(Amounts in Thousands)
Balance at January 1, 2003	$3,811	$87	$3,131	$672
2003 activity	(84)	(87)	(33)	(672)
Balance at September 30, 2003	$3,727	$0	$3,098	$0

Items charged to the accruals were cash items.

6.   RELATED PARTY TRANSACTIONS

The Company had net sales to Dean Foods Company of approximately $123.7 million and $93.0 million for the nine months ended September 30, 2003 and 2002, respectively. Accounts receivable from Dean Foods, net of amounts owed at September 30, 2003, and December 31, 2002, amounted to approximately $12.1 million and $9.2 million, respectively.

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

9.   STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in each of the nine month periods ended September, 2003 and 2002 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost charged against income for the nine months ended September 30, 2003 was $0.6 million.

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

We periodically review the carrying value of our long-lived assets for indicators that the carrying value of the assets may not be recoverable. Our evaluation for property and equipment is based on projections of anticipated future undiscounted cash flows from those assets, which necessarily are dependent upon management’s assessment of future business conditions. Our assessment of goodwill is based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires management to estimate the fair value of the Company (as we only have one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For both goodwill and property and equipment, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

Results of Operations

Three months ended September 30, 2003, compared to three months ended September 30, 2002

Net Sales.   Net sales for the third quarter of 2003 were $188.3 million, a decrease of $8.1 million or 4.1%, compared to $196.4 million for the same period of 2002. Sales compared to the same period last year would be $14.9 million or 7.6% lower after adjusting for higher average resin prices during the third quarter of 2003. The majority of the decrease is attributable to general weakness in the market for rigid plastic packaging, related lower demand from several large customers, the closure of two facilities in the first half of 2003, and price concessions on certain contracts that were renewed during 2002. However, current year results were positively impacted by approximately $2.9 million due to the reduction of deferred income resulting from the close-out of certain customer contracts, and a settlement that was paid by a customer related to the termination of a contract.

Gross Profit.   Gross profit for the third quarter of 2003 was $23.9 million, a decrease of $2.6 million or 9.6%, compared to $26.5 million for the same period of 2002. The reduction in gross profit was primarily driven by the lower sales revenue noted above and additional pension costs of $1.2 million, which primarily reflected the impact of the market’s poor performance on our fund assets and a change in actuarial assumptions including discount rate. The impact of lower volume was partially offset by improvements in direct labor, equipment leasing expense, repair and maintenance expense, and delivery expense.

Selling, General, and Administrative Expense.   Selling, general and administrative expense for the third quarter of 2003 was $10.4 million, a decrease of $0.6 million or 5.7%, compared to $11.0 million for the same period of 2002. This decrease was primarily the result of a company-wide cost management initiatives put in place to reduce costs. The majority of the savings in this area were related to headcount and travel reductions.

Amortization Expense.   Amortization expense for the third quarter of 2003 was $0.3 million, compared to $0.6 million for the same period of 2002.  The decrease relates, in part, to a planned reduction of amortization in year two of the supply agreement related to the purchase of Reid Mexico, S.A. de C.V.

Gain (Loss) on Disposal of Assets.   Loss on disposal of assets for the third quarter of 2003 was $1.7 million and was attributable to disposal of equipment related to one specific project.

Operating Income.   Operating income for the third quarter of 2003 was $11.4 million, a decrease of $3.2 million, or 22.0%, compared to $14.6 million for the same period of 2002. The decrease in operating income was primarily due to the decrease in gross profit and the loss on the disposal of equipment, partially offset by the improvement in amortization expense and selling, general and administrative expenses, both of which are discussed in more detail above.

Interest Expense.   Interest expense for the third quarter of 2003 was $14.1 million, an increase of $2.3 million or 19.0% compared to $11.9 million for the same period of 2002. This change was primarily attributable to additional interest and fees, which totaled $2.7 million, which were created by the terms of the amendment to our Senior Credit Facility entered into in the first quarter of 2003. Of this $2.7 million, the payment of $2.2 million is deferred until the maturity of the related debt. Conversely, this change was partially offset by a more favorable interest environment in 2003.

Net Income (Loss).   Net loss for third quarter of 2003 was $2.7 million, compared to net income of $2.7 million for the same period of 2002. This decrease of $5.5 million was due to the decrease in operating income and higher interest expense discussed above.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Sales.   Net sales for the first nine months of 2003 were $561.0 million, a decrease of $8.9 million or 1.6%, compared to $569.8 million for the same period of 2002. Sales compared to the same period last year would be $46.2 million or 8.1% lower after adjusting for higher average resin prices during the first nine months of 2003. The majority of the decrease is attributable to general weakness in the demand for plastic packaging, lower volumes from key customers, price concessions, facility closures, and lower volumes due to less favorable weather during 2003.

Gross Profit.   Gross profit for the first nine months of 2003 was $66.8 million, a decrease of $11.4 million or 14.6%, compared to $78.2 million for the same period of 2002. This decrease was due primarily to lower volumes, higher delivery expense, and additional pension costs of $3.5 million, which primarily reflected the impact of the market’s poor performance on our fund assets and a change in actuarial assumptions including discount rate. This was partially offset by lower direct labor, repair and maintenance, and certain benefit costs. Additionally, resin prices were rising during the first six months of the year, which generally causes short-term margin compression.

Selling, General, and Administrative Expense.   Selling, general and administrative expense for the first nine months of 2003 was $35.0 million, a decrease of $1.9 million or 5.2%, compared to $37.0 million for the same period of 2002. This decrease was primarily the result of the implementation of several company-wide cost management initiatives focused on reducing administrative cost, which have resulted in reduced headcount and reductions in travel spending, and lower contractor costs mainly attributed to two large projects in the prior year.

Amortization Expense.   Amortization expense for the first nine months of 2003 was $1.0 million, a decrease of $0.9 million or 48.7%, compared to $1.9 million for the same period of 2002. The change was primarily attributable to decreased amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V.

Gain (Loss) on Disposal of Assets.   Loss on disposal of assets for the first nine months of 2003 was $1.3 million compared to $1.7 million for the same period of 2002. The expense in both years was primarily attributable to disposals of assets related to two independent projects.

Operating Income.   Operating income for the first nine months of 2003 was $28.9 million, a decrease of $8.5 million or 22.7%, compared to operating income of $37.4 million for the same period of 2002. The decrease in operating income was primarily due to the decline in gross profit, partially offset by the improvement in selling, general and administrative expenses and amortization expense, both of which are discussed in more detail above.

Interest Expense.   Interest expense for the first nine months of 2003 was $42.7 million, an increase of $7.3 million or 20.8%, compared to $35.3 million for the same period of 2002. This change was primarily attributable to additional interest and fees, which totaled $7.7 million, which were created by the terms of the amendment to our Senior Credit Facility entered into in the first quarter of 2003. Of this $7.7 million, the payment of $6.6 million is deferred until the maturity of the related debt. Conversely, this change was partially offset by a more favorable interest environment in 2003.

Net Income (Loss).   Net loss for the first nine months of 2003 was $13.8 million, compared to net income of $2.0 million for the same period of 2002. This change of $15.8 million was due to the $8.5 million decrease in operating income and the $7.3 million of additional interest, both of which were discussed above.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under the Senior Credit Facility.

Cash provided by operations in the first nine months of 2003 was $1.5 million, compared to $22.9 million in the same period in 2002. This was primarily the result of lower operating results related to lower sales volumes, and higher levels of working capital related to an extension of terms with a major vendor in the prior year and  increases in receivable days outstanding due to the company-wide implementation of a new financial system. Cash used in investing activities for the nine months ended September 30, 2003, was $20.9 million, compared to $22.8 million in the same period of 2002. The change was largely a result of $2.9 million paid in the first nine months of 2002 to purchase the remaining 49% of our Mexican joint venture, partially offset by an increase in capital expenditures in 2003. Cash from financing activities for the first nine months of 2003 was $20.7 million, an increase of $1.8 million compared to the same period of 2002. This primarily resulted from lower repayments on term debt in 2003 resulting from the changes in debt amortization outlined in the January 2003, amendment to our Senior Credit Facility, partially offset by payments on revolving lines of credit in the current year and additional debt issuance costs resulting from the aformentioned amendment to our Senior Credit Facility.

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

In January 2003, we further amended our Senior Credit Facility. Terms of the amendment included eliminating certain ratio covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, the addition of a tranche C term loan in the amount of $35.0 million, an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, an additional fee of 2% will be charged on all deferred principal payments less any voluntary or mandatory prepayments payable June 30, 2005, a fee on the tranche C term loan equal to 4% of the principal amount will be paid upon the repayment of tranche C term loan and changes to other less significant terms.

Following the above mentioned amendments, the Senior Credit Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, a tranche C term loan totaling $100.0 million (of which $35.0 million was committed at September 30, 2003, and the remainder will only be available under some circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $43.5 million revolving credit facility. At September 30, 2003, we had $25.0 million outstanding on the revolving loan facility, and $15.1 million was reserved for outstanding standby letters of credit, leaving available borrowings of $3.4 million, subject to customary borrowing conditions. The revolving credit facility matures on July 2, 2005. The amortization schedule of the tranche A term loan will require us to repay $1.3 million in the remainder of 2003, $5.2 million in 2004, and $89.1 million by June 30, 2005. The tranche B term loan requires $5.7 million in quarterly amortization payments through 2004 and the remaining balance in substantially equal quarterly installments from September 30, 2005, through June 30, 2007. We are required to repay the tranche C term loan at the earlier of December 31, 2007, or after all other outstanding senior loans have been repaid. The amortization schedule of the tranche 2 converted term loan requires us to repay $0.5 million during the remainder of 2003, $1.8 million in 2004, and $30.6 million by June 30, 2005.

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

The Notes and the Senior Credit Facility contain covenants that restrict, among other things, the Company’s ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company’s outstanding debt; to incur certain liens; to make certain investments; to enter certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At September 30, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

The Company, its principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell securities of the Company, including the Notes, in compliance with any applicable securities laws.

We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of September 30, 2003 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
		Less Than	2-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
	(Amounts in Thousands)
Term Debt	$575,833	$10,740	$262,268	$117,825	$185,000
Capital Lease Obligations	519	519	—	—	—
Operating Leases	44,173	8,432	16,094	13,934	5,713
Revolving Credit Facility(a)	25,000	25,000	—	—	—
Total Contractual Cash Obligations	$645,525	$44,691	$278,362	$131,759	$190,713

	Commitment Expiration per Period
		Less Than	2-3	4-5	After 5
Other Commercial Commitments	Total	1 Year	Years	Years	Years
	(Amounts in Thousands)
Standby Letters of Credit	$15,054	$15,054	$—	$—	$—
Revolving Credit Facility(b)	3,446	3,446	—	—	—
Total Commercial Commitments	$18,500	$18,500	$—	$—	$—

(a)           The revolving credit facility represents the actual outstanding balance as of September 30, 2003.

(b)          The revolving credit facility represents the unused borrowing commitments as of September 30, 2003.

We are required to make tax distributions to holders of member units for reimbursement of tax obligations, and we receive reimbursements for any overpayments of estimated tax liabilities on behalf of the members. We received $0.9 million in net reimbursements for payments made on behalf of its member, Holdings, during the first nine months of 2003.

Management believes future funds generated by operations and borrowings under the Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements for the year 2003.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity’’. This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This statement is effective for all contracts created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. Because we do not have these types of financial instruments, the provisions of SFAS No. 150 will not be applicable to us.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, the FASB decided in September 2003 to re-expose FIN No. 46 to clarify certain aspects of the determination of who is the primary beneficiary of the variable interest entity and has not finalized when companies are required to apply the provisions of FIN No. 46. Because the Company does not currently have unconsolidated variable interest entities, the provisions of FIN No. 46 are not applicable to us at this time.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the first nine months of 2003 would have increased interest expense by approximately $2.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including a disclosure committee formed in 2002 that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2003. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

During 2002 and continuing in 2003, management implemented several changes to policies and procedures to formalize the process whereby information relating to the Company is identified, assembled and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and encouraging greater accountability throughout the organization; establishing a set of core values in the Company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. ethics hotline) whereby employees can report unethical, fraudulent or criminal behavior; investing significant capital and expense dollars in a process to convert to a single financial system to improve the timeliness, accuracy and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; implementing a system of periodic reporting and reviews of the business at all levels (as low as the facility level) in order to understand any and all of our material issues and to allow management to focus on areas of significant concern; and implementing a certification process in all key areas of the Company to ensure identification and disclosure of any items material to the Company. As the financial systems conversion process is currently in progress, it is management’s opinion that the internal controls will continue to strengthen as this conversion is fully implemented.

The only change in internal controls subsequent to the date the disclosure committee completed their evaluations of such internal controls has been the continued implementation of our new financial system in our facilities. The implementation of this system will improve the accuracy, timeliness, and availability of information, and will thereby continue to increase the effectiveness of the Company’s control process in the future.

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

November 13, 2003	CONSOLIDATED CONTAINER COMPANY LLC
(Registrant)

	By:	/s/ Stephen E. Macadam
Stephen E. Macadam
President, Chief Executive Officer, and Manager

	By:	/s/ Tyler L. Woolson
Tyler L. Woolson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.