Form 10-K
period 2003-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2004-03-22
CIK 1095531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to                         to                        .

Commission File Number: 333-88157

CONSOLIDATED CONTAINER COMPANY LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2825338 (I.R.S. Employer Identification No.)
3101 Towercreek Parkway, Suite 300, Atlanta Georgia (Address of principal executive offices)	30339 (Zip Code)

(678) 742-4600

(Registrant’s telephone number, including area code)

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

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

None of the registrant’s member units were held by nonaffiliates as of March 10, 2004.

The number of member units outstanding as of March 10, 2004 is 1,000.

Part I

Item 1: Business

Background

On July 2, 1999, substantially all of the United States plastic packaging assets formerly held by Franklin Plastics Inc. and Plastics Containers Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company, and the plastic packaging assets of Reid Plastics Inc., were contributed and merged into Consolidated Container Company LLC, a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as the Transactions, Consolidated Container Company LLC and our wholly owned subsidiary, Consolidated Container Capital Inc., issued 10 1/8% senior subordinated notes due 2009 in an aggregate principal amount of $185.0 million, and we borrowed debt under a Senior Credit Facility, described herein.

Consolidated Container Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company.

On June 28, 2002, in an effort to simplify our corporate structure, we converted one of our existing, wholly-owned subsidiaries into a limited partnership, Consolidated Container Company LP that now serves as the operating company for all domestic operations.

Overview

Consolidated Container Company is a leading domestic developer, manufacturer and marketer of rigid plastic containers for many of the largest branded consumer products and beverage companies in the world. We sell containers to the dairy, water, other beverage, food, household chemical and personal care, automotive and agricultural and industrial chemical sectors. Our container product line ranges in size from two ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene (HDPE), polycarbonate (PC), polypropylene (PP), polyethylene terephthalate (PET) and polyvinyl chloride (PVC).

We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 62 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have four international manufacturing facilities in Canada, Mexico and Puerto Rico. Twenty-four of our manufacturing facilities are located on-site at our customers’ plants. On-site facilities enable us to work more closely with our customers to facilitate just-in-time inventory management, to eliminate costly shipping and handling charges, to reduce working capital needs, and to foster the development of long-term manufacturing and distribution relationships. Our research, development and engineering center creates innovative product designs for our customers and process improvements in the manufacture of our containers. Our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

Products

Below are our seven principal product categories:

Dairy.   We manufacture one gallon and one-half gallon HDPE bottles and similar products, which we sell primarily to dairies for sale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and “sleeved” milk bottles. Our dairy related products generated approximately 27.3% of net sales for the year ended December 31, 2003.

Water.   We manufacture one and two-and-one-half gallon HDPE bottles and similar products, which we sell primarily to water producers for sale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water related products generated approximately 16.5% of net sales for the year ended December 31, 2003.

Other Beverage.   We manufacture a wide variety of containers for other beverage products using HDPE and PET, consisting of high value-added technically advanced containers for products such as fruit juices and fruit drinks. We manufacture a wide array of products in this sector, ranging from six to 128 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE and PP containers for fruit juice. These products generated approximately 15.4% net sales for the year ended December 31, 2003.

Food.   We manufacture a wide range of food containers using HDPE, PP and PET for a variety of food products, such as ketchup, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable ketchup bottles and retortable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula and other products. Our food related products generated approximately 8.5% of net sales for the year ended December 31, 2003.

Household Chemicals Personal Care.   Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made from HDPE and PVC, are used for shampoos, conditioners, anti-bacterial wipes, and other personal care products. Our household chemicals and personal care related products generated approximately 15.2% of net sales for the year ended December 31, 2003.

Automotive.   We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield washer solvent. Our automotive related products generated approximately 6.5% of net sales for the year ended December 31, 2003.

Agricultural, Industrial Other.   We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our other products in this category include containers for medical and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other related products generated approximately 10.6% of net sales for the year ended December 31, 2003.

Customers

Our customers include many of the major branded consumer products companies, bottled water companies, national juice producers, large food concerns, national and regional dairies, and chemical and automotive product manufacturers. For the years ended December 31, 2003, 2002 and 2001, net container sales attributable to our largest customer, The Proctor & Gamble Company, accounted for approximately 15.5%, 16.9% and 16.0%, respectively, and net container sales attributable to our second largest customer, Dean Foods Company, accounted for approximately 12.0%, 9.7% and 11.7%, respectively.

In many cases, we are the sole supplier of substantially all of our customers’ container requirements for specific products or particular container sizes. In addition, we often have more than one contract with a particular customer because we have individual contracts for specific products or container sizes or, in some circumstances, separate contracts with one or more operating divisions of a single customer.

Competition

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally, as well as from firms operating regionally. Our primary national competitors include Ball Corp., Crown Cork & Seal, Graham Packaging, Liquid Container, Owens-Illinois, Plastipak, Ring Can and Silgan. Several of these competitors are larger and have greater financial and other resources than we do. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blow-molding capacity, such as those of Nestle Waters North America, Kroger and Dean Foods.

We believe that our long-term success is largely dependent on our ability to continue to attract new customers, maintain strong relationships with current customers, develop product innovations, improve our products and production technology, offer our customers competitively priced products that meet their design and performance criteria, provide superior service to our customers, and reduce our cost structure.

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

Research, Development and Engineering

Research, development and engineering constitute an important part of our business. We undertake these efforts at our research, development and engineering center in Atlanta, Georgia. We believe that the work performed at the research, development and engineering center makes us a leader in the innovation and design of new products, product enhancements and manufacturing technologies and processes, and thereby allows us to forge closer relationships with our customers

We spent approximately $5.6, $6.5 and $6.5 million on research, development and engineering for the years ended December 31, 2003, 2002 and 2001, respectively. We believe that continuing cost effective product and manufacturing innovations are important to meeting customers’ needs and lowering unit cost, thus permitting us to remain competitive in the markets we serve.

Intellectual Property

We have developed and continue to develop a number of trademarks and patents for use in our business. In addition, we also hold licenses for the use of several registered trademarks. Because our trademarks, brand names and patented packaging designs create goodwill and result in product differentiation, we believe that these assets are important to our business. Although we hold various trademarks and patents, we believe that our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. Although we cannot be assured that our competitors will not discover comparable or identical knowledge and techniques through independent development or by other legal means, we believe that our business, as a whole, is not dependent on these matters.

Manufacturing and Distribution

Manufacturing.   At December 31, 2003, we operated over 564 blow molding production lines and thirteen injection molding machines (which are used to produce closures, crates, overcaps, valves and preforms).

Blow molding is the technique used to convert plastic into bottles and containers by either extrusion or stretch blow molding, depending on the desired container attributes. In the extrusion blow molding production process, resin pellets are blended with colorants or other necessary additives and fed into an extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds are used to capture the parisons as they leave the extruders. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. Extrusion blow molding can be used to process many different resin types. By contrast, stretch blow molding is either a one-stage or a two-stage process by which a test-tube shaped pre-form is injection-molded and then heated, stretched and filled with compressed air to fill the mold and form the bottle. This process provides enhanced physical clarity and gas barrier properties and is generally used for PET bottles but can also be used for PP bottles. This technique can be adapted for either low volume production runs of specialty containers, such as wide-mouthed jars, or high volume runs of commodity containers.

We were among the first to develop and use wheel blow molding manufacturing technology. Our wheels operate at high speeds and efficiently manufacture containers with one or more special features, such as multiple layers, in-mold labeling and fluorination. In most cases, we are actively involved with our customers in the design and manufacture of new packaging features using custom wheel molds.

Twenty-four of our manufacturing facilities are located on-site at customer plants. On-site plants enable us to work more closely with customers to facilitate just-in-time inventory management, generate significant savings opportunities through process re-engineering, eliminate costly packing, shipping and handling charges, reduce working capital, and foster the development of long-term customer relationships.

We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent an aggregate amount of approximately $30.9, $33.2 and $44.1 million, in 2003, 2002 and 2001, respectively, on capital expenditures. We estimate that the capital expenditures required to maintain our current facilities are approximately $10.0 to 12.0 million annually. Additional capital expenditures beyond this amount are required if we choose to expand capacity, implement significant cost saving programs, or are required to spend additional capital at a customer’s request.

Distribution.   At our 38 stand-alone domestic plants, we ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At our 24 on-site plants, our operations are usually integrated with the customer’s manufacturing operations so that we can make deliveries, as needed, directly to the customer’s conveyor lines. A number of the on-site locations sell products to outside customers as well.

Raw Materials

Our principal raw materials include HDPE, PC, PP, PET and PVC resins, although we use other materials in our manufacturing operations, such as ethyl vinyl alcohol, resin colorant, corrugated boxes, shipping materials, pallets, labels and inks. Generally, we obtain raw materials from several sources in order to ensure an economical, adequate and timely supply, and we are not dependent on any single supplier for any of these materials. Although we believe our access to raw materials is generally reliable, there can be no assurances that we will have an uninterrupted supply of raw materials at competitive prices. While our net sales are affected by fluctuations in resin prices, our gross profit over time is generally unaffected by these changes because industry practice and our contractual arrangements with certain of our customers permit or require us to pass through these increased costs. We may not, however, always be able to pass through these changes in raw material costs in a timely manner, or at all due to competitive pressures. Based on management’s view of the relationship with our raw material suppliers, we believe that adequate quantities of key raw materials will be available to fulfill our needs.

Seasonality

Our shipment volume of containers for bottled water, and our employment of temporary/seasonal workers, is typically higher in the second and third quarters principally due to the seasonal nature of the bottled water industry, in which demand is stronger between May and September. Consequently, we normally build inventory of our water products during the first quarter in anticipation of this demand. To a lesser extent, our shipment volume of containers for other beverage products follows the same seasonal pattern.

Employees

At December 31, 2003, we employed approximately 4,000 people. Approximately 1,000 of these employees were hourly workers covered by collective bargaining agreements, which expire between March 1, 2005 and October 31, 2006. Given the seasonality of the bottled water industry, we expect to continue to employ full-time, temporary, and seasonal workers during the peak production months of May through September. Neither our predecessor companies nor we have had any material labor disputes in the past five years and we consider our relations with employees to be good.

Environmental, Health and Safety Matters

In the United States and in the other countries in which we operate, we are subject to national, state, provincial and/or local environmental, health and safety laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, storage, treatment, disposal, and management of, many kinds of substances, materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of solid and hazardous substances and materials. Environmental laws and regulations can be complex and change often and we cannot reliably predict the effect that future changes in environmental laws and regulations in the United States and in other countries in which we operate could have on us. Compliance with these laws and regulations can require significant capital and other expenditures, and violations may result in substantial damages, fines and penalties. In addition, environmental laws in the United States, such as the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, impose liability for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damage to natural resources. For example, contamination at properties formerly owned or operated by us, as well as at properties we currently own or operate, and properties to which hazardous substances were sent by us, may result in liability for us under these environmental laws and regulations. As a manufacturer, we also have an inherent risk of liability under environmental laws and regulations regarding ongoing operations. Many of these manufacturing processes also require expenditures in order to comply with health and safety laws such as the Occupational Safety and Health Administration regulations with respect to potential employee exposure.

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

Although compliance with environmental laws and regulations requires ongoing expenditures and clean-up activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2003 and are not expected to be material in 2004. Additionally, our capital expenditures related to safety were not material in 2003 and are not expected to be material in 2004. We believe that we are in material compliance with all applicable national, state, provincial and local environmental and safety laws and regulations. We are currently not engaged in any clean-up activities required by governmental regulatory authorities under environmental laws and regulations.

Geographic Areas

Our revenues are generated principally in the United States. Foreign net sales were approximately $26.8, $34.0 and $37.0 million, respectively in 2003, 2002 and 2001. Net sales are attributed to countries based on location of the customer. The company’s long-lived assets located outside of the United States are not significant.

Online Publication Reports

As soon as reasonably practicable following their electronic filing with the Securities and Exchange Commission, our Annual Reports on Form 10-K, as well as all subsequent periodic reports on Forms 10-Q and 8-K, will be available free of charge on our website. Our internet address is www.ccllc.com.

Item 2: Properties

We use various owned and leased properties located throughout the United States, Canada, Mexico and Puerto Rico for our manufacturing plants, corporate headquarters, warehouses, technical center and sales offices. At December 31, 2003, we had 66 manufacturing plants, 15 of which we owned and 51 of which we leased.

The table below lists the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order), along with related information, in each case as of December 31, 2003.

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
Northeast
New Britain, Connecticut	5,500	Leased	Manufacturing	X
Windsor, Connecticut	58,000	Leased	Manufacturing
Portland, Maine	5,000	Leased	Manufacturing	X
Franklin, Massachusetts	55,000	Leased	Manufacturing
Franklin, Massachusetts	24,300	Leased	Manufacturing	X
Lynn, Massachusetts	12,000	Leased	Manufacturing	X
Marlborough, Massachusetts	4,600	Leased	Manufacturing	X
Hampstead, New Hampshire	42,000	Owned	Manufacturing
Burlington, New Jersey	6,500	Leased	Manufacturing	X
Elizabeth, New Jersey	40,000	Owned	Manufacturing
Monroe Township, New Jersey	62,000	Owned	Manufacturing
Batavia, New York	21,700	Leased	Manufacturing
Rensselaer, New York	4,500	Leased	Manufacturing	X
Rochester, New York	65,000	Owned	Manufacturing
Allentown, Pennsylvania	80,000	Leased	Manufacturing
Berwick, Pennsylvania	197,000	Owned	Manufacturing
Brenigsville, Pennsylvania	8,500	Leased	Manufacturing	X
Lancaster, Pennsylvania	18,100	Leased	Manufacturing	X
Leetsdale, Pennsylvania	42,000	Leased	Manufacturing
New Castle, Pennsylvania	92,000	Owned	Manufacturing
Oil City, Pennsylvania	96,000	Owned	Manufacturing
Penn Township Kelton, Pennsylvania	36,400	Leased	Manufacturing
Verona, Pennsylvania	90,200	Leased	Manufacturing
York, Pennsylvania	32,000	Leased	Manufacturing
Mid-Atlantic
Baltimore, Maryland	151,000	Owned	Manufacturing
Southeast
Lakeland, Florida	218,000	Leased	Manufacturing
Tampa, Florida	22,500	Leased	Manufacturing
Winter Haven, Florida	3,335	Leased	Manufacturing	X
Zephyr Hills, Florida	7,400	Leased	Manufacturing	X
Atlanta, Georgia	85,000	Leased	Manufacturing
Atlanta, Georgia	39,105	Leased	Engineering & Development Center
Atlanta, Georgia	16,000	Leased	Corporate Office
McDonough, Georgia	4,000	Leased	Manufacturing	X
Greensboro, North Carolina	30,000	Leased	Manufacturing

South
Demopolis, Alabama	44,000	Owned	Warehouse
Demopolis, Alabama	98,000	Owned	Manufacturing
West Memphis, Arkansas	67,000	Leased	Manufacturing
Louisville, Kentucky	4,000	Owned	Manufacturing
Kentwood, Louisiana	10,000	Leased	Manufacturing	X
Memphis, Tennessee	42,000	Leased	Manufacturing
Conroe, Texas	3,000	Leased	Manufacturing	X
Dallas, Texas (2 facilities)	31,000	Leased	Manufacturing	X
Fort Worth, Texas	8,000	Leased	Manufacturing	X
Houston, Texas	80,000	Leased	Manufacturing
Houston, Texas	122,800	Leased	Warehouse
Katy, Texas	10,000	Leased	Manufacturing	X
Sherman, Texas	101,000	Leased	Manufacturing
Mid-West
DuPage, Illinois	104,000	Leased	Manufacturing
DuPage, Illinois	38,900	Leased	Warehouse
Elk Grove, Illinois	181,400	Leased	Manufacturing
Elk Grove, Illinois	26,890	Leased	Sales & Marketing Office
Harvard, Illinois	126,300	Leased	Manufacturing
Hutchinson, Kansas	2,000	Leased	Manufacturing	X
Kansas City, Kansas	85,000	Leased	Manufacturing	X
Lenexa, Kansas	173,000	Leased	Manufacturing
Omaha, Nebraska	11,500	Leased	Accounting Center
Cincinnati, Ohio	1,000	Leased	Sales Office
Columbus, Ohio	8,600	Leased	Manufacturing	X
Springdale, Ohio	130,000	Leased	Manufacturing
West
Phoenix, Arizona	59,760	Leased	Warehouse
Phoenix, Arizona	44,000	Owned	Manufacturing
Anaheim, California	161,000	Leased	Manufacturing
City of Industry (Railroad), California	22,000	Leased	Manufacturing	X
City of Industry (Samuelson), California	135,100	Leased	Manufacturing
Ontario, California	40,000	Leased	Manufacturing	X
Riverside, California	17,000	Leased	Manufacturing	X
Santa Ana, California	103,000	Owned	Manufacturing
Tracy, California	160,000	Owned	Manufacturing
Union City, California	15,000	Leased	Manufacturing	X
Tukwila, Washington	67,000	Leased	Manufacturing
Vancouver, Washington	43,800	Owned	Manufacturing
Vancouver, Washington	35,000	Leased	Warehouse
Canada
Mississauga, Ontario	34,800	Leased	Manufacturing

Mexico
Irapuato	25,000	Leased	Manufacturing
Mexico City	24,300	Leased	Manufacturing
Puerto Rico
Caguas	47,000	Owned	Manufacturing

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our member units, and as of March 10, 2004, there was one holder of record, Consolidated Container Holdings. For a list of certain holders of the member units of Consolidated Container Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this Annual Report on Form 10-K.

We are required to make tax distributions to holders of member units for reimbursement of tax obligations. There were no distributions to our sole member, Consolidated Container Holdings, during the year ended December 31, 2003. The indenture, as described below, under which the Consolidated Container Company and Consolidated Container Capital issued their notes, as well as the Senior Credit Facility of Consolidated Container Company, contains restrictions on our ability to pay dividends to Consolidated Container Holdings.

Item 6: Selected Historical Financial Data of Consolidated Container Company LLC

The following table presents selected historical financial data for the years ended December 31, 2003, 2002, 2001 and 2000, and for the period July 2, 1999, through December 31, 1999, of Consolidated Container Company, successor to Reid Plastics. The following table also presents selected financial data of Reid Plastics for the period January 1, 1999 through July 1, 1999.

The selected historical consolidated financial data have been derived from and should be read in conjunction with the audited Consolidated Financial Statements of Consolidated Container Company LLC, the notes to the financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Container Company LLC,” included elsewhere in this report.

Selected Historical Consolidated Financial Data
(Amounts in Millions)

	Successor					Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Period from July 2,1999 through December 31, 1999	Period from January 1, 1999 through July 1, 1999
Income Statement Data:
Net sales	$739.8	$746.5	$783.4	$754.7	$388.7	$85.4
Cost of goods sold	647.5	654.1	690.9	627.0	315.2	67.4
Gross profit	92.3	92.4	92.5	127.7	73.5	18.0
Selling, general and administrative expenses	48.5	53.8	62.8	50.1	37.2	9.0
Restructuring charges (credits)(a)	—	0.1	3.8	(4.0)	8.8	—
Goodwill impairment	—	290.0	—	—	—	—
Contract dispute settlement and other(b)	—	—	6.6	—	—	—
(Gain) loss on disposal of assets	4.4	1.7	—	—	(0.2)	—
Operating income (loss)	39.4	(253.2)	19.3	81.6	27.7	9.0
Other income	—	—	—	—	—	0.5
Interest expense, net(c)	56.8	47.2	50.5	58.6	27.0	4.5
Income (loss) before income taxes	(17.4)	(300.4)	(31.2)	23.0	0.7	5.0
Income tax expense	—	—	—	—	—	2.9
Minority interest in subsidiaries	—	—	—	(0.2)	(0.2)	(0.3)
Income (loss) before extraordinary item	(17.4)	(300.4)	(31.2)	23.2	0.9	2.4
Extraordinary item	—	—	—	—	—	(1.2)
Net income (loss)	$(17.4)	$(300.4)	$(31.2)	$23.2	$0.9	$1.2
Other Data:
Net cash provided by operating activities	14.1	38.2	43.2	69.2	27.4	—
Net cash used in investing activities	(28.7)	(34.1)	(15.8)	(60.8)	(15.5)	(5.0)
Net cash provided by (used in) financing activities	21.8	19.2	(35.2)	(0.5)	(15.8)	4.4
Depreciation and amortization	39.8	38.3	48.4	47.8	25.8	7.2
Capital expenditures	30.9	33.2	44.1	68.2	24.9	5.1
Cash paid during the period for interest(d)	42.8	42.3	48.6	55.2	13.6	4.5
Balance Sheet Data (at end of period):
Cash and cash equivalents	$31.6	$24.4	$1.2	$9.0	$1.1	$4.9
Working capital	24.8	(59.5)	(34.4)	(14.6)	12.4	24.0
Total assets	697.1	691.5	965.0	1,001.6	990.1	984.0
Total debt	602.4	577.0	554.0	588.5	587.6	603.9
Total stockholders’/member’s equity	(95.4)	(83.6)	234.0	278.4	256.8	256.0

(a)           Restructuring charges were recognized in connection with plans to consolidate certain manufacturing and administrative functions and facilities. The charges consisted of severance and other personnel-related costs, facility closing costs and remaining obligations under noncancelable operating leases. Restructuring credits were recognized when sub-leases were obtained on certain closed facilities.

(b)          Contract dispute settlements and other represents customer related one-time charges.

(c)           Represents interest expense, net of interest income.

(d)          Cash paid during the period for interest excludes amortization of deferred financing fees.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Container Company LLC

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, worker’s compensation and benefit plan accruals, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

The allowance for doubtful accounts is based on our assessment of how much of specific customer accounts will be collected and what portion of the remaining customer accounts will not be collected. Our specific review is focused on our significant customers and overdue balances. Our review of the remaining, individually smaller customer balances is based on historical rates of default and other economic and industry information, which may impact our customers’ collective ability to pay. If there is an unanticipated deterioration of a major customer’s credit worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

We test goodwill for impairment annually, on December 31, and between annual measurement dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Our assessment of goodwill is based on the requirements of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the company (as we have only one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. Any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

We periodically test our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We adopted SFAS No. 144 on January 1, 2002, which did not have a material affect on our Consolidated Financial Statements. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Results of Operations

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

In 2003, not only did we feel the full impact of lower volumes related to business lost during 2001 and 2002, but weakness in the general economy and poor weather during the spring and early summer negatively impacted demand for our products as well. Despite these poor volumes, we were more than able to offset their negative financial impact through a combination of lower costs and some favorable settlements on certain contracts with customers (where volumes were significantly below projected levels), which ultimately led to improved operating income compared to 2002, even after adjusting for the goodwill impairment charge in 2002.

Also notable during the year was the significant increase in the price of HDPE resin (our primary raw material.) There was a temporary, but unprecedented, $0.06 per pound surcharge that was put in place during the spring by the major resin producers, and published index prices for this resin rose approximately $0.10 per pound (or more than 20%) over the course of the year.

Net Sales.   Net sales decreased by approximately 0.9% to $739.8 million for the year ended December 31, 2003 from $746.5 million in the year 2002. Excluding the estimated impact of higher average resin prices during 2003, sales would have been approximately $693.7 million, a decrease of 7.1% from 2002. The majority of the decrease is attributable to lower volumes due to the full year impact of prior year’s lost business, general weakness in the demand for plastic packaging, weakness in end-user demand for products from some key customers for whom CCC is the sole provider of specific packages, the closure of four facilities (two in 2002 and two in 2003), and cool, wet weather in the spring and early summer of 2003. Additionally, the decline was also caused by price concessions which were generally related to contract renewals/extensions executed during 2002.

Gross Profit.   Gross profit was $92.3 million in 2003 compared to $92.4 million in 2002. Despite the significant decline in volumes and additional pension costs of $3.3 million, which primarily reflected the impact of the market’s poor performance on our fund assets and changes in actuarial assumptions including the discount rate used to estimate such costs, we were able to maintain our gross profit level through significant reductions in direct labor, delivery cost, repair and maintenance, and salaried labor in the plants, as well as fewer worker’s compensation and quality claims. These cost reductions were all byproducts of our manufacturing excellence initiative, which we began implementing approximately 18 months ago.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased by $4.6 million to $46.4 million, or 9.1%, from $51.0 million in 2002. This decrease was primarily the result of the implementation of several company-wide cost management initiatives that resulted in reduced headcount, significant reductions in travel and entertainment spending, a reduction in the incentive accrual, and an elimination of most of our non-mandatory, third-party contractor expense. Additionally, relocation expense was lower than in 2002, and two large projects that required the use of third-party contractors were not continued in 2003. We also undertook several initiatives to consolidate and reduce the cost of our travel, office supply, and overnight shipping contracts.

Amortization Expense.   Amortization expense decreased to approximately $1.3 million from approximately $2.5 million in 2002. The change was primarily attributable to decreased amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V. and officer’s contracts that were fully amortized by the end of 2002.

Goodwill Impairment.   There was no charge for goodwill impairment in 2003. Goodwill impairment of $290.0 million was recorded in the fourth quarter of 2002. This impairment was the result of several factors including a revision of management’s view of future operational improvements and prospects, a decline in market trading multiples from publicly traded peers, and the recognition of significant intangible assets (primarily customer contracts) previously reported as a part of goodwill.

Loss on Disposal of Assets.   Loss on disposal of assets for 2003 was $4.4 million compared to $1.7 million for the same period of 2002. The increase was primarily due to a loss of $2.8 million on the disposal of financial systems taken out of service in 2003 due to the implementation of a new system.

Operating Income.   Operating income increased $292.6 million to $39.4 million for the year ended December 31, 2003, from a loss of $253.2 million in 2002. As previously noted, last year there was a significant goodwill impairment charge, which resulted in an operating loss in 2002. The majority of the increase in operating income relative to 2002 results from not having a goodwill impairment charge in the current year. Removing the effect of the goodwill impairment charge, operating income would have increased by approximately 7.1% or $2.6 million for the year-end 2003 due primarily to the lower operating costs and improvements in selling, general, and administrative expenses and amortization, offset partially by the larger loss on the disposal of assets. All of these items are discussed in more detail above.

Interest Expense.   Net interest expense increased by approximately 20.4%, or $9.6 million, to $56.8 million for the year from $47.2 million in 2002. This change was primarily attributable to additional interest and fees, which totaled $10.5 million, created by the terms of the amendment to our Senior Credit Facility entered into in the first quarter of 2003. Of this $10.5 million, the payment of $8.9 million is deferred until the maturity of the related debt, resulting in an increase in cash interest expense of approximately $1.6 million for the year.

Net Loss.   Net loss decreased by approximately 94.2% to $17.4 million for the year ended December 31, 2003, from a net loss of $300.4 million for the comparable period of 2002. This change of $283.0 million wasdue to the $292.6 million increase in operating income, partially offset by the $9.6 million of additional interest, both of which were discussed above. Removing the effect of the goodwill impairment charge, the net loss would have increased by approximately 67.5% or $7.0 million for the year ended 2003 due to the increased interest expenses.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Overall, gross profit in 2002 was similar to that in 2001. In 2001, results were negatively impacted by several items including the occurrence of significant customer claims, difficulty commercializing several new projects, and severance and headquarters relocation costs related to bringing in a new management team and moving the corporate headquarters from Dallas to Atlanta. During 2002, we continued to incur expenses related to the implementation of the new large projects in the early part of the year, and similarly incurred significant expenses related to severance and relocation as part of our talent upgrade process; while these expenses were generally lower than in 2001, 2002, results were also impacted by volume reductions and price concessions resulting from a significant number of contract renewals that took place during the year, and heavy spending on our manufacturing excellence program. Additionally, it is worth noting that we also began the conversion to a single financial system and spent heavily on equipment repair and maintenance during 2002. This combination of reduced volumes and high cost levels resulted in poor overall financial performance, which approached performance in 2001 if expenses are adjusted for the contract dispute settlement expense, restructuring charges, and goodwill amortization expense.

Net Sales.   Net sales decreased by approximately 4.7% to $746.5 million for the year ended December 31, 2002 from $783.4 million in the year 2001. Approximately $19.6 million of the $36.9 million decrease was a result of lower sales prices charged due to the pass though of lower HDPE raw material costs. Another significant portion of the decline in sales was due to the loss of sales revenue from our Maine facility, which was sold to a major customer, and the loss of the Quaker State/Pennzoil business. The remainder of the decrease was attributable to the price reductions to meet competitive situations and other volume losses.

Gross Profit.   Gross profit was $92.4 million in 2002 compared to $92.5 million in 2001. Despite the lower sales in 2002, we experienced lower average resin costs during the year, and launched several company-wide purchasing initiatives that significantly lowered costs in several areas, such as corrugate, bags, film, resin, temporary labor and utilities. These gains were offset by increased levels of repair and maintenance spending to upgrade the condition of existing equipment and higher salary expense as several plant manager positions were filled or upgraded during the year. Additionally, we incurred expenses in 2002 related to the implementation of a manufacturing excellence program and the movement of equipment to better meet customer demand. Finally, despite the lower average resin prices during the year as compared to 2001, resin prices rose throughout much of 2002, which, despite our policy of passing through resin prices to customers, reduced gross profit during the year.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased by $2.5 million to $51.0 million, or 5.1%, during 2002 from $48.5 million in 2001. The primary reasons for the increase were increased salary and benefit expense related to increased headcount, relocation expenses, and expenses attributable to the implementation of a new financial system at the Company.

Amortization Expense.   Amortization expense decreased to approximately $2.5 million from approximately $14.0 million in 2001. This decline of $11.5 million, or 82.3%, was primarily the result of the implementation of SFAS 142 whereby goodwill is no longer amortized.

Restructuring Charges.   During the year 2002 there were no significant restructuring charges. In 2001 we recognized a restructuring charge of $3.8 million related to the relocation of our corporate offices from Dallas, Texas, to Atlanta, Georgia, and the installation of our new management team.

Goodwill Impairment.   Goodwill impairment of $290.0 million was recorded in the fourth quarter of 2002. This impairment was the result of several factors including a revision of management’s view of future operational improvements and prospects, a decline in market trading multiples from publicly traded peers, and the recognition of significant intangible assets (primarily customer contracts) previously reported as a part of goodwill.

Contract Dispute Settlement Other.   During 2002 we had no contract dispute settlement costs or other one-time expenses. During the year ended December 31, 2001, we recognized customer-related settlement costs and other charges of approximately $6.6 million. Approximately $5.0 million of the settlement charges related to the settlement of a contract dispute with a major customer. An additional $1.0 million resulted from the settlement of other customer claims. The remaining charges related to relocation costs of the corporate headquarters.

Operating Income.   Operating income decreased by $272.5 million to a loss of $253.2 million for the year ended December 31, 2002, from $19.3 million of income in 2001. The decrease was primarily the result of the goodwill impairment and higher selling, general and administrative expense offset by the reduced amortization expense, the lack of restructuring and contract dispute settlements and other claims in 2002. Removing the effect of the goodwill impairment charge, operating income would have increased by approximately 90.7% to $36.8 million for the year-end 2002.

Interest Expense.   Interest expense decreased by approximately 6.5%, or $3.3 million, to $47.2 million for the year from $50.5 million in 2001. This change was primarily due to a more favorable interest rate environment in 2002.

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

Seasonality

Due to the large portion of our business that is derived from the sale of water and other beverage products, our financial results are typically stronger in the second and third quarters of the year when there is higher consumption of the end products related to these sectors.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our Senior Credit Facility.

Cash provided by operations in 2003 was $14.1 million, a decrease of $24.0 million compared to 2002. Although a number of factors positively and negatively impacted this change, the primary driver was a $23.3 million use of cash created by changes in accounts receivable. In 2002, the impact of more aggressive management of our collections led to $9.9 million of positive cash flow from receivables. However, in 2003 we experienced higher receivable balances due to, among other things, higher sales in the closing months of the year, and increased receivable days outstanding due to a number of factors including the extension of terms to a large customer, the implementation of a new company-wide financial system and an economic slow-down affecting customers’ ability to pay on a timely basis. Cash used in investing activities in 2003 was $28.7 million, compared to $34.1 million in 2002. This improvement of $5.5 million was largely a result of $3.1 million paid in 2002 to purchase the remaining 49% of our Mexican joint venture and a decrease of $2.3 million in capital expenditures in 2003. Cash from financing activities for 2003 was $21.8 million, an increase of $2.6 million compared to the same period of 2002. This resulted primarily from lower repayments on term debt in 2003 resulting from the changes in debt amortization outlined in the January 2003 amendment to our Senior Credit Facility, partially offset by payments on revolving lines of credit in the current year.

Our ability to generate cash from operations and from borrowing is subject to certain risks, including fluctuations in raw material prices and availability, covenant restrictions in our Senior Credit Facility that may adversely limit our ability to borrow funds, and reliance on several large customers, the loss of which would have a material adverse affect on our ability to generate cash flow. If we are unable to mitigate these and the other risks discussed in more detail in the “Risk Factors” section, our cash flow could be negatively impacted.

As a limited liability company, we are not liable for U.S. federal income taxes under the Internal Revenue Code of 1986, as amended. Similarly, as a limited liability company, our parent, Consolidated Container Holdings, is not liable for U.S. federal income taxes. The applicable income or loss will be included in the tax returns of the members of Consolidated Container Holdings. We are required to make tax distributions to Consolidated Container Holdings to enable it to reimburse its members for their tax obligations. Total distributions recorded for the years ended December 31, 2003, 2002 and 2001 were $(0.9), $(0.1), and $(0.2) million, respectively, net of any refunds received on overpayment of prior year taxes. We estimate that there will be no tax distributions in 2004 for 2003.

In connection with the Transactions, we entered into a credit agreement, which we refer to as the Senior Credit Facility, dated as of July 1, 1999, among us, Consolidated Container Holdings, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and Collateral Agent, JPMorgan Chase Bank (successor by merger to Morgan Guaranty Trust Company of New York), as Documentation Agent, and Credit Suisse First Boston (f/k/a Donaldson, Lufkin, & Jenrette Securities Corporation), as Syndication Agent, and the other banks a party thereto, and we entered into certain related security agreements. In connection with the Transactions, we issued $185.0 million aggregate principal amount of notes (the “Notes”) under an indenture dated as of July 1, 1999, among us, Consolidated Container Capital, Inc., as co-issuer of the notes, the Subsidiary Guarantors named therein and The Bank of New York, as Trustee. At December 31, 2003, we had total debt of $602.4 million and member’s deficit of $95.4 million. Subject to restrictions in the Senior Credit Facility and the indenture, we may incur more debt for working capital, capital expenditures, acquisitions and other purposes.

Our Senior Credit Facility was amended effective February 27, 2002. Terms of the amendment included the modification of certain covenants and the addition of others, a reduction in commitments under the revolving loan facilities, the addition of a tranche 3 revolver guaranteed by the principal owners of Holdings, and an increase in interest margins by as much as 1.5%. Additionally, $36.5 million of the tranche 2 revolving loan facility was converted to a tranche 2 converted term loan maturing at the end of June 2005.

In January 2003, we further amended our Senior Credit Facility. Terms of the amendment included eliminating certain ratio covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, adding a tranche C term loan in the amount of $35.0 million, and incurring an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, an additional fee of 2% to be charged on all deferred principal payments less any voluntary or mandatory prepayments payable June 30, 2005, and a fee on the tranche C term loan equal to 4% of the principal amount to be paid upon the repayment of tranche C term loan. Other less significant terms were also amended.

Following implementation of the above mentioned amendments, the Senior Credit Facility consists of a committed tranche A term loan totaling $150.0 million, a committed tranche B term loan totaling $235.0 million, a tranche C term loan totaling $100.0 million (of which $35.0 million was committed at December 31, 2003, and the remainder will only be available under certain circumstances), a committed tranche 2 converted term loan totaling $36.5 million and a $43.5 million revolving credit facility. At December 31, 2003, we had $29.5 million outstanding on the revolving loan facility, and $13.9 million was reserved for outstanding standby letters of credit. The revolving credit facility matures on July 2, 2005. The amortization schedule of the tranche A term loan includes quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005. The tranche B term loan requires $4.5 million in amortization payments which range from $0.8 million to $1.5 million during 2004, seven quarterly payments of $27.8 million beginning September 30, 2005, and a final payment of $27.3 million on June 30, 2007. We are required to repay the tranche C term loan at the earlier of December 31, 2007, or after all other outstanding senior loans have been repaid. The amortization schedule of the tranche 2 converted term loan requires quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

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

Additional interest accrues on the tranche C term loan at a rate of 11.3% per annum, which will be paid at the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in Consolidated Container Holdings LLC. In connection with the January 2003 amendment, the majority owners of Holdings purchased a 100% participation interest in the $35 million tranche C term loan and received all of the units of common equity in Consolidated Container Holdings that were issued to the lenders in connection with the January 2003 amendment.

In addition, we pay the following fees related to the Senior Credit Facility:

•       a commitment fee on the unused commitments under the revolving credit facilities of 0.50% on an annual basis, payable quarterly in arrears;

•       an annual administration fee of $0.1 million to Deutsche Bank Trust Company Americas, as administrative agent.

Starting with the January 2003 amendment to the Senior Credit Facility, additional fees included:

•       a fee of 1.0% to be accrued on the unpaid principal balance of each loan, cash payment of which will be deferred until June 30, 2005;

•       a 2.0% fee to be accrued on all principal payments deferred by the January 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005;

•       a fee on the tranche C term loan equal to 4.0% of the principal amount to be paid upon repayment of the tranche C term loan (which repayment shall not be made until the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans).

The obligations under the Senior Credit Facility are collateralized and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions.

The Notes and the Senior Credit Facility contain covenants that restrict, among other things, our ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to our outstanding debt; to incur certain liens; to make certain investments; to enter certain sale leaseback transactions; and to merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets, subject to certain conditions; and to enter into certain transactions with affiliates. The Senior Credit Facility also requires us to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At December 31, 2003, we were in compliance with all covenants under the Notes and the Senior Credit Facility.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including the Notes, in compliance with any applicable securities laws.

Management believes cash on hand at December 31, 2003, future funds generated by operations and borrowings under the Senior Credit Facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2004.

With respect to the portion of the Senior Credit Facility that matures on June 30, 2005, the Company has been, and is currently involved in, conversations with various parties regarding refinancing alternatives.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of December 31, 2003 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt(a)	$572,833	$11,500	$286,268	$90,065	$185,000
Capital Lease Obligations	87	87		—	—
Operating Leases(b)	125,524	20,658	36,216	32,342	36,308
Revolving Credit Facility(c)	29,500	29,500	—	—	—
Total Contractual Cash Obligations	$727,944	$61,745	$322,484	$122,407	$221,308

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit	$13,922	$13,922	$—	$—	$—
Revolving Credit Facility(d)	—	—	—	—	—
Total Commercial Commitments	$13,922	$13,922	$—	$—	$—

(a)           A description of significant terms and conditions of our Senior Credit Facility are included herein.

(b)          Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under non-cancelable subleases.

(c)           The Revolving Credit Facility represents the actual outstanding balance as of December 31, 2003.

(d)          The Revolving Credit Facility represents the unused borrowing commitment available to us as of December 31, 2003, after considering our minimum borrowing increment of $0.5 million.

Off-Balance Sheet Arrangements

At December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

Other than changes in resin costs, which are generally passed on to customers, inflation has not had a significant impact on our cost structure.

Recently Issued Accounting Standards

In December 2003, the FASB issued Revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligation and fair values of plan assets. Under SFAS No. 132 Revised additional disclosures of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods are required. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted SFAS No. 132 Revised and included the additional disclosures in note 9 to our Consolidated Financial Statements.

Forward looking statements

Certain statements and information in this quarterly report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as “will,” “estimates,” “plans,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “foresees,” “projects,” “forecasts” or words of similar meaning or import. Consolidated Container Company desires to take advantage of the “safe harbor” provisions of the aforementioned Act. We have made such statements in prior filings with the Securities and Exchange Commission and in this filing. Such statements are subject to certain risks, uncertainties, or assumptions, and therefore, management can make no representations or warranties as to the accuracy or reasonableness of such statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

Any forward-looking statements made or incorporated by reference herein speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

Risk Factors

Key factors that may have a direct bearing on our results and financial condition include, but are not limited to, the following:

We are subject to refinancing/restructuring risk.   The Company expects to restructure/refinance debt obligations as they come due. There can be no assurance that we will be able to successfully refinance these obligations or be able to secure restructured financing terms on the existing loans.

We have substantial leverage, which may affect our ability to use funds for other purposes.   A substantial portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness, which reduces the funds available to us for other purposes, including capital expenditures. We also currently carry a higher degree of leverage than many of our competitors, which could place us at a disadvantage to some of our competitors in certain circumstances. In addition, certain of our borrowings are at variable rates of interest, which exposes us to the risk of increased interest rates. If we were to experience poor financial and operational results, the combination of the poor performance and our substantial leverage might create difficulties in complying with the covenants contained in our revised credit agreement and bond indenture. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default provisions.

Fluctuations in raw material prices and raw material availability may affect our results.   We are exposed to fluctuations in the availability of and/or prices for raw materials. If our access to some raw materials is interrupted, or we cannot purchase them at competitive prices, then our financial results and results of operations would suffer. We use large quantities of high-density polyethylene, polycarbonate, polypropylene, and polyethylene terephthalate in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. On average over time, we generally pass changes in the prices of raw materials through to our customers. We may not always be able to do so, and we cannot assure that we will always be able to pass through future price increases in a timely manner.

Our ability to service interest expense and debt amortization could be impaired.   Our ability to make scheduled repayments with respect to our indebtedness will depend on our financial and operating performance over time. There can be no assurance that our operating results and cash flow will be sufficient to meet scheduled payments related to our indebtedness. If we were unable to make such payments, we would face significant liquidity problems and might be required to reduce or delay certain capital expenditures, sell assets, obtain equity capital, or restructure our senior and/or subordinated debt obligations.

The covenants in our Senior Credit Facility my adversely limit our ability to operate our business.   Our revised credit facility contains a number of significant covenants that, among other things, restrict our ability to make acquisitions, dispose of assets, incur additional indebtedness, pay dividends, and make capital expenditures. We also operate under covenants that require us to satisfy certain financial ratios and minimum levels of financial performance. Our ability to comply with such covenants may be affected by events beyond our control, and there is no assurance that we will be able to meet the specified financial ratios or minimum levels of performance. Failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default provisions.

We are dependent upon several significant customers, the loss of which could have a material adverse affect on our results.   For the year ended December 31, 2003, our largest customer accounted for approximately 16% of our container sales, and our ten largest customers accounted for approximately 51% of such sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. We would note that most of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we generally face the risk that the customers will not purchase expected amounts of the products covered under contract. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business. We cannot guarantee that we will be able to successfully renew these contracts as they expire.

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

Item 7a: Quantitative and qualitative disclosures about market risk

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the year ended December 31, 2003, would have increased floating-rate interest expense by approximately $4.1 million. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2003 the estimated fair value of the Notes was $111.9 million.

Item 8: Financial statements and suplementary data

The financial statements and supplementary data are listed on the index at Item 15 and included herein beginning on page F-1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2003 and 2002.

Item 9A: Controls and Procedures

Our management, including a disclosure committee formed in 2002 that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2003. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

During 2002 and continuing in 2003, management implemented several changes to policies and procedures to formalize the processes whereby information relating to us is identified, assembled and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and encouraging greater accountability throughout the organization; establishing a set of core values in the Company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. ethics hotline) whereby employees can report unethical, fraudulent or criminal behavior; investing significant capital and expense dollars in a process to convert to a single financial system to improve the timeliness, accuracy and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; holding a quarterly litigation meeting to discuss any litigation currently facing the Company; implementing a system of periodic reporting and reviews of the business at all levels (as low as the facility level) in order to understand any and all of our material issues and to allow management to focus on areas of significant concern; and implementing a certification process in all key areas of the Company to ensure identification and disclosure of any items material to the Company. The financial systems conversion process is now complete with the exception of the Mexico facilities, and it is management’s opinion that the Company’s internal controls will continue to strengthen as the capabilities of this single system are realized.

The only changes in internal controls subsequent to the date the disclosure committee completed their evaluations of such internal controls has been the conversion of the Mexico facilities and the continued refinement of processes for the entire system. As mentioned above, all facilities have now been converted to the new system, and it is our belief that this new system will improve the accuracy, timeliness, and availability of information, and will thereby continue to increase the effectiveness of the Company’s control processes.

Part III

Item 10: Management Committee and Executive Officers of the Registrant

Consolidated Container Company is managed by its sole member, Consolidated Container Holdings. Consolidated Container Holdings is managed by a management committee consisting of eight members. Two of the members were appointed by Vestar Packaging LLC (James P. Kelley and John R. Woodard), two were appointed by Reid Plastics Holdings (Ronald V. Davis and Leonard Lieberman), and two were appointed mutually by Vestar Packaging LLC and Reid Plastics Holdings (William G. Bell and B. Joseph Rokus). Of the remaining two members, one was appointed by Franklin Plastics (Richard L. Robinson), and one is the chief executive officer of Consolidated Container Company, currently Stephen E. Macadam. One seat, which is to be filled with an appointment by Franklin Plastics, remains open.

The members of the management committee of Consolidated Container Holdings and the executive officers of Consolidated Container Company and their ages and positions are as follows:

Name	Age	Position
James P. Kelley	49	Chairman of the Management Committee
B. Joseph Rokus	50	Vice Chairman of the Management Committee
William G. Bell	57	Member of the Management Committee
Ronald V. Davis	57	Member of the Management Committee
Leonard Lieberman	75	Member of the Management Committee
Richard L. Robinson	74	Member of the Management Committee
John R. Woodard	39	Assistant Secretary and Member of the Management Committee
Stephen E. Macadam	43	President and Chief Executive Officer and Member of the Management Committee
Tyler L. Woolson	41	Chief Financial Officer
Robert K. Brower	55	Senior Vice President, Operations Services & Procurement
Richard P. Sehring	41	Senior Vice President, Finance & Accounting, and Chief Accounting Officer
Laura H. Fee	44	Senior Vice President, Human Resources
Louis Lettes	39	Vice President, General Counsel and Secretary
Douglas A. Smith	44	Assistant Treasurer and Director of Accounting Operations

James P. Kelley has served as a member of the management committee since the closing of the Transactions and has served as Chairman of the management committee since April 2003. Mr. Kelley is President of Vestar Capital Partners (an affiliate of Vestar Capital Partners III, L.P.) and was a founding partner of Vestar Capital Partners, a company that specializes in management buyouts, recapitalizations and growth capital investments, at its inception in 1988. Mr. Kelley is a director of Reid Plastics Holdings, SAB Wabco, asupplier of complete brake systems, brake products, wheels and couplings for rail vehicles,and St. John Knits, Inc. companies, a premier name in elegant knitwear, in which Vestar Capital Partners III, L.P., or an affiliate has a significant equity interest. Mr. Kelley received a B.S. from the University of Northern Colorado, a J.D. from the University of Notre Dame and an M.B.A. from Yale University.

B. Joseph Rokus has served as the Vice Chairman of the management committee since the closing of the Transactions. Since December 1998, Mr. Rokus has served as Chairman of the Boards of Directors of Reid Plastics Holdings and Reid Plastics. Between 1993 and December 1998, Mr. Rokus served as President and Chief Executive Officer of Reid Plastics Holdings and Reid Plastics. He serves on the Board of Trustees of Pepperdine University and also serves as Chairman of the Board of Berkley Industries, a custom thermoformer that specializes in packaging for both the medical and consumer industries. Mr. Rokus received a B.S. from Pepperdine University and an M.B.A. from the University of Southern California.

William G. Bell has served as a member of the management committee since the closing of the Transactions. Mr. Bell has been the owner and President of Aqua Filter Fresh, Inc., a bottled water and water filtration company, since 1980 and the Executive Vice President of Tyler Mountain Water Co. Inc., a bottled water company, since 1985. Mr. Bell was also the President of Bell Sales, Inc., a provider of high quality water coolers and water filtration systems, from 1980 to 2000. Mr. Bell is a director of Reid Plastics Holdings, Aqua Filter Fresh, Inc., Wissahickon Spring Water Company, a bottled water company, Glacier Water Services Inc., a company specializing in water filtration/treatment systems contained in outdoor and indoor vending machines, Clear Mountain Spring Water LLC and Bell Sales, Inc. Mr. Bell also served as the Chairman of the International Bottled Water Association, an organization with which he has been affiliated since 1989. In 2002, Mr. Bell was inducted into the Beverage World Bottled Water Hall of Fame.

Ronald V. Davis has served as a member of the management committee since the closing of the Transactions and also served as Chairman of the management committee from the closing of the Transactions until April 2003. Since December 1998, Mr. Davis has served as President and Chief Executive Officer of Reid Plastics Holdings. Currently, Mr. Davis is Chairman of Davis Capital LLC, a private equity investment company, which he founded in 1994. Mr. Davis founded The Perrier Group of America, a domestic and imported bottled water company, and, between 1979 and 1992, he served as its President and Chief Executive Officer. From 1992 to 1994, he served as Chairman of the Board of Directors for Perrier Group of America, Inc. He currently serves on the Board of Directors of Greenwich Technology Partners, a company which helps corporations utilize their IT investments. Mr. Davis received a B.A. from California State University and an M.B.A. from the University of Southern California.

Leonard Lieberman has served as a member of the management committee since the closing of the Transactions. Mr. Lieberman was Chairman, President and Chief Executive Officer of Supermarkets General Corporation from 1982 to 1987 and of Outlet Communications, Inc. in 1991. Since 1995, Mr. Lieberman has served as a consultant to Vestar Capital Partners III, L.P., and its affiliates. Currently, Mr. Lieberman is a director of Sonic Corp., a chain of quick-service drive-ins in the US, and Enterprise NewsMedia, which owns 11 papers in the Boston area. Mr. Lieberman received a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard Business School.

Richard L. Robinson has served as a member of the management committee since January 2000. Mr. Robinson has been Co-CEO of Robinson Dairy, LLC, a full-line milk and ice cream products company and a wholly owned subsidiary of Dean Foods, a food and beverage company in the US, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of Robinson Dairy, Inc. Currently, Mr. Robinson is a director of HCA/HealthOne, a Colorado non-profit healthcare organization. Mr. Robinson received a B.S. from Colorado State University.

John R. Woodard has served as a member of the management committee since the closing of the Transactions. Mr. Woodard is a Managing Director of Vestar Capital Partners and joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director of The Blackstone Group, an investment and advisory firm. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is also a Director of Reid Plastics Holdings. Mr. Woodard received a B.A. from Williams College.

Stephen E. Macadam has served as President and Chief Executive Officer of Consolidated Container Company and as a member of the management committee since August 2001. Mr. Macadam previously served with Georgia-Pacific Corporation, an international manufacturer of building products and paper goods, where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc., an international management consulting firm, from 1988 until 1998, culminating in the role of Principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam received a B.S. in Mechanical Engineering from the University of Kentucky, an M.S. in Finance from Boston College, and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

Tyler L. Woolson has served as Chief Financial Officer of Consolidated Container Company since January 2002. Previously Mr. Woolson served as the Vice President, Strategic Planning for Georgia-Pacific Corporation since December 1999. Mr. Woolson also served as Vice President, Finance for The Timber Company, a letter stock spin-off of Georgia-Pacific’s timber and timberlands business from 1997 until 1999, and as Senior Manager, Strategic Planning for Georgia-Pacific from 1995 until 1997. Between 1989 and 1995 Mr. Woolson served as a Senior Consultant for Towers Perrin, a global management-consulting firm, in Los Angeles and Atlanta. Mr. Woolson received a B.A. in History from Dartmouth College, and an M.B.A. from The Amos Tuck School (Dartmouth College) with a specialization in Corporate Finance.

Robert K. Brower has served as the Senior Vice President for Operations Services and Procurement of Consolidated Container Company since October 2001. Prior to that date, Mr. Brower served as Vice President, Strategic Sourcing, for us since May 1999. Mr. Brower served in a variety of positions within the procurement organization of Newell-Rubbermaid Corporation, a producer of nonedible consumer products, from 1997 until 1999 eventually becoming the Vice President for Global Procurement. Mr. Brower served for 26 years in the United States Army, retiring in 1997 with the rank of Colonel. Mr. Brower received a B.A. and M.A. from the University of Richmond and an M.B.A. from Long Island University.

Richard P. Sehring has served as Senior Vice President, Finance and Accounting, and Chief Accounting Officer for Consolidated Container Company since November 2001. Mr. Sehring served as Vice President Finance and Administration for LaRoche Industries, Inc., a producer and distributor of a variety of chemicals, from June 2000 until June 2001. Between 1997 and 2000, Mr. Sehring served as Chief Financial Officer, in Frankfurt, Germany, and Vice President of Finance Neuilly Sur Seine, France for LII Europe SARL, a wholly owned subsidiary of LaRoche Industries, Inc. Mr. Sehring served as Corporate Controller for LaRoche Industries, Inc. from 1994 until 1997, and various financial positions up to Corporate Controller from 1989 until 1994 with LaRoche Chemicals, Inc. Mr. Sehring received his B.S. in Business Administration with a major in accounting and a minor in finance from Louisiana State University.

Laura H. Fee has served as Senior Vice President, Human Resources, for Consolidated Container Company since September 2003. Prior to that date, Ms. Fee served as Vice President, Engineering, Technology and Capital, for us since January 2002. Ms. Fee previously served with Georgia-Pacific Corporation where she held positions of increasing responsibility from June 1992 until January 2002. Most recently Ms. Fee held the position of Director, Strategic Sourcing from January 2001 to January 2002 and the position of Manager, Paper Business from August 1998 to January 2001. Ms. Fee was also Manager, Quality, Director, Technical Services and Senior Business Analyst for Georgia-Pacific Corporation. Ms. Fee received a B.S. in Chemical Engineering from the University of Illinois and an M.S. in Environmental Engineering also from the University of Illinois.

Louis Lettes has served as Vice President, General Counsel and Secretary of Consolidated Container Company since January 2002. Previously, Mr. Lettes served as Vice President and General Manager of Homestore.com, interactive moving and relocation website, from 1999 to 2001. Mr. Lettes served in various positions at Turner Broadcasting System, a producer of global news and entertainment products, from 1992 to 1999 and as an associate at the law firm of Alston & Bird from 1989 to 1992. Mr. Lettes received an A.B. from Princeton University and a J.D. from Vanderbilt University School of Law. Mr. Lettes is a member of the State Bar of Georgia.

Douglas A. Smith has served as Assistant Treasurer and Director of Accounting Operations since July 2002. Prior to that date, Mr. Smith had been in the position of Manager of Accounting since the

Company’s inception in 1999. Mr. Smith started working for Plastic Containers, Inc. in 1988 as an accounting supervisor and was later promoted to the position of Manager of Accounting. Plastic Containers, Inc. was merged into Consolidated Container in July 1999. Mr. Smith received his B.S. in Business Administration with a major in accounting from the University of Nebraska.

Except as described in this section, there are no arrangements or understandings between any member of the management committee or executive officer and any other person under which that person was elected or appointed to their position.

Management Committee Compensation

All members of the management committee are reimbursed for their usual and customary expenses incurred in attending all management committee and committee meetings. Members of the management committee who are also employees of Consolidated Container Holdings, Consolidated Container Company, Vestar Capital Partners or Dean Foods do not receive additional remuneration for serving as members of the management committee. Each other member of the management committee receives compensation of $2,500 for each meeting of the management committee that such member attends in person or telephonically and $3,750 for each calendar quarter of service as a member of the management committee. In 2003, the third and fourth quarter payments were waived by the management committee.

Following the closing of the Transactions, the management committee established a compensation committee, comprised of Messrs. Davis, as chairman, Bell, Kelley and Robinson. In addition, the management committee established an audit committee, comprised of Messrs. Lieberman, as chairman, Rokus and Woodard. Since we do not currently have equity securities that are traded on a securities exchange or other quotation system, we are not required to have an audit committee financial expert. The management committee therefore has not made a determination as to whether any of the members of the audit committee qualify as a financial expert.

Option Plans

Following the closing of the Transactions, Consolidated Container Holdings adopted a 1999 Unit Option Plan to provide some of our key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Consolidated Container Holdings. The number of options available under this plan has since been increased to 1,206,150 pursuant to resolutions of the management committee and amendments to the option plan. Under the option plan, Consolidated Container Holdings has granted options to certain of these key employees that represent the right to acquire, in total, 1,086,722 member units of Consolidated Container Holdings as of December 31, 2003. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between such employees and Consolidated Container Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

In addition to the options to purchase member units in Consolidated Container Holdings that were granted to some of our key employees under the 1999 Unit Option Plan, certain of these employees also hold options to purchase member units of Consolidated Container Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, the rights to acquire 135,839 member units were outstanding as of December 31, 2003. The compensation committee of the management committee administers these option plans.

Long-Term Incentive Plan

Following the closing of the Transactions, the management committee of Consolidated Container Holdings adopted a long-term incentive plan for some of our officers, other key employees and outside consultants. Under this plan, if a liquidity event, as defined in the plan, were to occur, then the management committee of Consolidated Container Holdings would establish a bonus pool of cash equal to a formula based on the appreciation in value of the member units of Consolidated Container Holdings. As defined in the plan, a liquidity event includes:

•       the sale of substantially all of the member units of Consolidated Container Holdings held by Vestar Packaging and its affiliates;

•       the sale of substantially all of the assets of Consolidated Container Holdings; or

•       an initial public offering of 50% or more of the member units of Consolidated Container Holdings.

Those awarded grants under the plan would share in the bonus pool. Consolidated Container Holdings would make bonus payments, however, only if (1) a liquidity event occurs and (2) specified rates of return are realized by Vestar Packaging LLC and its affiliates on their investment in Consolidated Container Holdings. The management committee or the compensation committee of Consolidated Container Holdings administers the plan. To date, Consolidated Container Holdings has not made any awards under the plan and we do not believe that any awards will be made under this plan in the future, as we intend to cancel this plan and replace it with a new long-term incentive plan in 2004.

Employment Agreements

Effective August 31, 2001, William L. Estes resigned from his position with Consolidated Container Company. In accordance with his employment agreement, he received $49,700 per month for two years from the date of his resignation. Mr. Estes was also provided medical, life, dental and long-term disability insurance benefits for these two years.

As of August 13, 2001, Consolidated Container Company entered into an employment agreement with Stephen E. Macadam. The employment agreement provides that Mr. Macadam will be employed as the President and Chief Executive Officer of Consolidated Container Company at an annual base salary of $500,000 for a term of five years, subject to his earlier termination for “cause.” “Cause” includes willful misconduct, his conviction of a felony, or his resignation without “good reason.” Commencing with August 13, 2006, and on each August 13 thereafter, the Employment Term shall be automatically extended for an additional one-year period, unless we or Mr. Macadam provides the other with 60 days written notice. Mr. Macadam is entitled to a bonus of up to 100% of his base salary at the discretion of the management committee, to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company and, under some circumstances, to an additional payment to offset negative tax effects on his benefits. Mr. Macadam was guaranteed a bonus through fiscal year 2002 of 100% of his base salary.

In the event Consolidated Container Company terminates Mr. Macadam without cause or he resigns for good reason before the employment agreement expires, Mr. Macadam will be entitled to receive:

•       any payments and benefits provided under any plans or programs in which he participated before the termination;

•       payment of the average of the base salary and annual bonus earned in the two years prior to his termination multiplied by two (2);

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

As of January 27, 2002, Consolidated Container Company entered into an employment agreement with Tyler L. Woolson. The employment agreement provides that Mr. Woolson will be employed as the Chief Financial Officer of Consolidated Container Company at an annual base salary of $300,000 (plus any increases) for a term of five years, subject to his earlier termination for “cause.” “Cause” includes willful misconduct, his conviction of a felony, or his resignation without “good reason.” Commencing with January 2007, and on each January 27 thereafter, the Employment Term shall be automatically extended for an additional one-year period, unless we or Mr. Woolson provides the other with 60 days written notice. Mr. Woolson is entitled to participate in any executive bonus plan and all employee benefit plans maintained by Consolidated Container Company.

In the event that Consolidated Container Company terminates Mr. Woolson without cause or he resigns for good reason before the employment agreement expires, Mr. Woolson will be entitled to receive:

•       any payments and benefits provided under any plans or programs in which he participated before the termination;

•       payment of the average of the base salary and annual bonus earned in the two years prior to his termination multiplied by two (2);

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

Code of Ethics

We have adopted the Consolidated Container Company Code of Business Conduct, which applies to all members of our management committee, officers and employees. The standards of conduct and ethics are publicly available on our website at www.cccllc.com. If the Company makes any substantive amendments or grants of waivers to the standards of conduct and ethics, including any implicit waivers that apply to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver on that website. We may also elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11: Executive Compensation

The table below shows the compensation paid or earned by the current Chief Executive Officer and the five other most highly paid executive officers of Consolidated Container Company as of December 31, 2003. For all such officers, the table shows compensation during the years ended December 31, 2003, 2002 and 2001 where applicable:

Name and Principal Position	Year	Salary	Bonus	Number of Securities Underlying Options	All Other Compensation
Stephen E. Macadam(1) President and Chief Executive Officer	2003 2002 2001	$520,000 519,417 188,200	$280,000 520,000 407,692	50,000 575,000 —	$23,395 22,386 11,790
Tyler L. Woolson(2) Chief Financial Officer	2003 2002	300,000 276,923	45,000 45,000	25,000 100,000	7,534 9,195
Robert K. Brower(3) Senior Vice President, Operation Services & Procurement	2003 2002 2001	236,900 233,449 178,500	50,000 30,000 30,000	29,000 11,000 —	7,087 129,133 5,250
Richard P. Sehring(4) Senior Vice President, Finance & Accounting & Chief Accounting Officer	2003 2002 2001	200,000 200,000 30,769	40,000 20,000 5,000	5,000 30,000 —	5,165 5,666 —
Laura H. Fee(5) Senior Vice President, Human Resources	2003 2002	169,903 146,058	35,000 23,000	17,000 3,000	1,096 35,000
Louis Lettes(6) Vice President, General Counsel & Secretary	2003 2002	175,000 171,635	25,000 10,000	5,000 15,000	5,470 3,891

(1)          Mr. Macadam joined Consolidated Container Company in August 2001. Included in Other Compensation for Mr. Macadam are car allowance ($12,516 for 2003 and 2002 and $4,814 for 2001), club membership ($4,474 in 2003, $4,236 in 2002 and $1,116 in 2001), imputed income on company provided Life Insurance ($1,080 in 2003 and $1,200 in 2002) employer matching contributions for the Company-sponsored 401(k) plan ($5,325 in 2003 and $4,434 in 2002), reimbursement for COBRA coverage prior to the Company benefits becoming effective ($2,106 in 2001) and other miscellaneous income ($3,754 in 2001).

(2)          Mr. Woolson joined Consolidated Container Company in January 2002. The amount shown in the Bonus column for 2002 represents an initial signing bonus ($20,000) as well as a performance bonus for that year ($25,000). Included in Other Compensation for Mr. Woolson are club membership ($2,468 in 2003), imputed income on company provided Life Insurance ($1,086 in 2003 and $1,080 2002), employer matching contributions for the Company-sponsored 401(k) plan ($3,980 in 2003 and $3,115 in 2002) and reimbursement for COBRA coverage prior to the Company benefits becoming effective ($5,000 in 2002). Mr. Woolson waived his reimbursement of club membership fees for part of the year.

(3)          Included in Other Compensation for Mr. Brower is imputed income on company provided Life Insurance ($1,087 in 2003 and $133 in 2002), employer matching contributions for the Company-sponsored 401(k) plan ($6,000 in 2003, $5,500 in 2002 and $5,250 in 2001) and relocation expenses paid by the Company to cover Mr. Brower’s relocation from Dallas, Texas to Atlanta, Georgia ($123,500 in 2002).

(4)          Mr. Sehring joined Consolidated Container Company in November 2001. Included in Other Compensation for Mr. Sehring are imputed income on company provided Life Insurance ($389 in 2003 and $15 in 2002), employer matching contributions for the Company-sponsored 401(k) plan ($4,776 in 2003 and $3,692 in 2002) and reimbursement for COBRA coverage prior to the Company benefits becoming effective ($1,959 in 2002).

(5)          Ms. Fee joined Consolidated Container Company in January 2002. The amount shown in the Bonus column for 2002 represents an initial signing bonus ($10,000) as well as a performance bonus for that year ($13,000). Included in Other Compensation for Ms. Fee are imputed income on company provided Life Insurance ($310 in 2003 and $11 in 2002), reimbursement of relocation expenses to Georgia-Pacific to cover Ms. Fee’s relocation from Crossett, Arkansas to Atlanta, Georgia less than a year prior to joining Georgia-Pacific ($34,989 in 2002) and employer matching contributions for the Company-sponsored 401(k) plan ($786 in 2003).

(6)          Mr. Lettes joined Consolidated Container Company in January 2002. Included in Other Compensation for Mr. Lettes is imputed income on company provided Life Insurance ($324 in 2003 and $12 in 2002), employer matching contributions for the Company-sponsored 401(k) plan ($5,146 in 2003 and $1,212 in 2002) and reimbursement for COBRA coverage prior to the Company benefits becoming effective ($2,667 in 2002).

The table below shows the options granted to the most highly paid executive officers of Consolidated Container Company during the fiscal year 2003:

OPTION GRANTS IN 2003

	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Granted	Fiscal Year	Per Share	Date	5%	10%
Stephen E. Macadam	50,000	18.7%	$1.00	July 1, 2013	$31,445	$79,687
Tyler L. Woolson	25,000	9.3%	1.00	January 29, 2013	15,722	39,844
Robert K. Brower	29,000	10.8%	1.00	July 1, 2013	18,238	46,219
Richard P. Sehring	5,000	1.9%	1.00	July 1, 2013	3,144	7,969
Laura H. Fee	17,000	6.3%	1.00	July 1, 2013	10,691	27,094
Louis Lettes	5,000	1.9%	1.00	July 1, 2013	3,144	7,969

(1)          Illustrative, assumes that fair market value of options was equal to $1.00/share at date of grant.

AGGREGATED FISCAL YEAR END OPTION VALUES

	Number of securities underlying unexercised options at year-end (#)		Value of unexercised in-the-money options at fiscal year-end ($) Exercisable/
Name	Exercisable	Unexercisable	Unexercisable(1)
Stephen E. Macadam	115,000	510,000	—
Tyler L. Woolson	20,000	105,000	—
Robert K. Brower	2,200	37,800	—
Richard P. Sehring	6,000	29,000	—
Laura H. Fee	600	19,400	—
Louis Lettes	3,000	17,000	—

(1)       We have not placed a year-end value on the options because the estimated market value is significantly less than the exercise price.

10-YEAR OPTION REPRICING

When we initially employed the current management team, we granted options with an exercise price of either $10.50 or $29.66 to such individuals (with the exception of an earlier grant to Stephen Macadam at $40.00) and subsequently granted additional options with an exercise price of $15.00 to Stephen E. Macadam and Tyler L. Woolson. In 2002, in an effort to adjust the option exercise prices to reflect our financial performance and the estimated value of the company, the management committee replaced the $10.50 and $29.66 options that had been granted to the new management team with options having an exercise price of $6.50. Any prior vesting of exchanged options was foregone as part of the exchange process. In 2003, to more closely align the option exercise price to levels commensurate with our performance and the estimated value of the company, the management committee reduced the $6.50 and $15.00 exercise prices on the options that had been granted to the new management team with options having an exercise price of $1.00.

Other terms of the options remained unchanged (except for changes in certain terms affecting vesting and termination of options).

Name	Number of securities underlying options repriced or amended (#)	Market price of stock at time of repricing or amendment ($)(1)	Exercise price at time of repricing or amendment ($)	New exercise price ($)	Length of original option term remaining at date of repricing or amendment
Stephen E. Macadam	300,000	—	6.50	1.00	9 yrs, 0 mos
Stephen E. Macadam	225,000	—	15.00	1.00	9 yrs, 0 mos
Stephen E. Macadam	50,000	—	15.00	1.00	9 yrs, 1 mos
Tyler L. Woolson	100,000	—	6.50	1.00	9 yrs, 0 mos
Tyler L. Woolson	25,000	—	15.00	1.00	9 yrs, 7 mos
Robert K. Brower	11,000	—	6.50	1.00	9 yrs, 0 mos
Richard P. Sehring	30,000	—	6.50	1.00	9 yrs, 0 mos
Laura H. Fee	3,000	—	6.50	1.00	9 yrs, 0 mos
Louis Lettes	15,000	—	6.50	1.00	9 yrs, 0 mos

(1)       We have not placed a year-end value on the options because the estimated market value is significantly less than the exercise price.

Compensation Committee Interlocks and Insider Participation

Ronald Davis, William Bell, James Kelley and Richard Robinson serve on the compensation committee of the management committee of Consolidated Container Holdings. None of such individuals are employees of the company. In addition, none of our executive officers served as a member of a board of directors of any other entity that has an executive officer who served on our compensation committee. For information on the certain relationships between the members of the compensation committee, or their affiliates, and us, see Item 13: Certain Relationships and Related Transactions.

Report of the Compensation committee

Our compensation program is designed to attract, retain and motivate quality people in a highly competitive business environment. Our annual and long-term incentive compensation strategy is designed to link our long-term strategic objectives to the compensation of our key executives and managers. Our compensation packages are comprised of base salaries, annual performance-based cash bonuses, and equity based long-term incentives (the majority of which are in the form of unit options, which are based on the value of Consolidated Container Company). Our compensation targets are set based on a number of factors including, but not limited to, compensation practices at companies within our industry and other industries that are similar in terms of their complexity of operations, experience, and skill levels.

Base Salaries.   Base salaries of all officers, including the executive officers named in the Summary Compensation Table on page 32, are reviewed and approved annually by the Chief Executive Officer (with the exception of the CEO, whose salary is reviewed annually by the Management Committee). Salaries are set at levels that are deemed necessary to attract and retain appropriate talent; however, these rates will vary due to individual performance, the scope of responsibilities and the competitive nature of the marketplace. The leadership team at the company received no annual merit increases during 2003.

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

Earnings before interest, taxes, depreciation, and amortization, known as EBITDA, is the primary objective financial metric used to determine bonuses in the management incentive plan. The subjective component consists of the Chief Executive Officer’s discretion based on qualitative and quantitative financial and non-financial goals that are set individually for the officer group and are ultimately approved by the compensation committee. Such measures include, but are not limited to, safety, successful project implementation, and performance against department budgets. The minimum levels of EBITDA for 2003, 2002 and 2001 were not achieved by the company as a whole, and therefore awards were made only under the subjective components of the plan or contractual agreements. A listing of the awards made to the executive officers named in the Summary Compensation Table can be found on page 32.

Long-Term Incentives Through Option Grants.   Our unit option plans are intended to align the incentives of the covered employees with our long-term success by giving us the ability to reward employees for increasing the equity value of Consolidated Container Company and its affiliates. The compensation committee has the authority under each of these plans to set the terms and conditions of any grants and awards. Net of options retired, repurchased, forfeited, or canceled and exchanged, options covering 192,643 units were granted during 2003.

Chief Executive Officer Compensation.   Steve Macadam, the President and Chief Executive Officer of Consolidated Container Company, participates in the compensation programs described in this report. His cash compensation for 2003, 2002 and 2001 is summarized in the summary compensation table.

The committee’s determination of Mr. Macadam’s compensation in 2003, 2002 and 2001 was based on an assessment of base salaries for executives of a similar caliber of talent. Mr. Macadam’s annual incentive payment for 2003 was determined by the management committee in light of the company’s financial performance compared to plan and based on a discretionary assessment of his performance during the year. Mr. Macadam’s bonus was guaranteed for 2002 and 2001.

Mr. Macadam’s base salary, annual bonus and equity incentives are intended to keep his compensation competitive with executives with similar skill sets and experience, and to align his financial interests significantly with the overall success of Consolidated Container Company.

Respectfully submitted,

Ronald V. Davis, Chairman
William G. Bell
James P. Kelley
Richard L. Robinson

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Consolidated Container Holdings is the beneficial owner of all of the shares of common stock of Consolidated Container Company. Consolidated Container Holdings’ address is 3101 Towercreek Parkway, Suite 300, Atlanta, Georgia 30339.

Provided below is information as of March 10, 2004, the most recent date practicable, concerning the beneficial ownership of the member units and the economic interests in Consolidated Container Holdings by:

•       each person known by us to be the beneficial owner of more than 5% of the member units of Consolidated Container Holdings;

•       each member of the management committee of Consolidated Container Holdings, which effectively serves as the management committee of Consolidated Container Company;

•       each of the named executive officers of Consolidated Container Company, as listed on the Summary Compensation Table; and

•       the officers and members of the management committee as a group.

Name and Address of Beneficial Owner	Number of Member Units Beneficially Owned(a)	Percentage of Member Units Outstanding(a)
5% Equity Holders:
Vestar Packaging LLC(b) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	2,050,000	16.6%
Reid Plastics Holdings, Inc.(c) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	3,050,000	24.7%
Franklin Plastics, Inc.(d) 2515 McKinney Avenue, Suite 1200 Dallas, Texas 75201	4,900,000	39.6%
Vestar CCH LLC(e) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	1,671,284	13.5%
Franklin Holdings, Inc.(f) 2515 McKinney Avenue, Suite 1200 Dallas, Texas 75201	668,513	5.4%
Named Executive Officers and Management Committee Members:
James P. Kelley(b)	0	0
B. Joseph Rokus(c)	0	0
William G. Bell	1,686	*
Ronald V Davis(b)(c)(i) .	48,780	*
Leonard Lieberman(b)	0	0
Richard L. Robinson	1,686	*
John R. Woodard(b) .	0	0
Stephen E. Macadam(h)	115,000	*
Tyler L. Woolson(h).	25,000	*
Robert K. Brower(h)	2,200	*
Richard P. Sehring(h)	6,000	*
Laura H. Fee(h)	600	*
Louis Lettes(h)	3,000	*
All Officers and Members of the Management Committee As a Group (13 persons)(g):	203,952	*

*Indicates less than 1.0% ownership

(a)           The amounts and percentage of member units beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.

(b)          Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Davis Capital LLC, 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% owned by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Ron Davis LLC and 2.5% owned by other persons. Davis Capital LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P. Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P. Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 16.6% of the member units in Consolidated Container Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.8% of Reid Plastics Holdings, Inc., which, in turn, owns 24.7% of the member units in Consolidated Container Holdings. Mr. Lieberman owns 0.03% of Vestar Capital Partners III, L.P., in addition to his ownership of 0.2% of Vestar Packaging LLC. Mr. Davis, as an owner of Vestar Packaging LLC, Mr. Lieberman, as an owner of Vestar Capital Partners III, L.P. and as an owner of Vestar Packaging LLC, Mr. Kelley, as an executive officer of Vestar Associates Corporation III, and Mr. Woodard, as an executive officer of Vestar Associates Corporation III and as an owner of Vestar Packaging LLC, may be deemed to share beneficial ownership of Vestar Packaging LLC’s member units of Consolidated Container Holdings.

(c)           Reid Plastics Holdings, Inc., a Delaware corporation, is 82.8% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, and 3.5% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Ron Davis LLC and 2.5% owned by other persons. Ron Davis LLC, a Delaware limited liability company, is 100% owned by Ronald V. Davis and his affiliates. Mr. Rokus, as a direct owner of Reid Plastic Holdings, Inc., and Mr. Davis, as an indirect owner of Reid Plastics Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastic Holdings, Inc.’s member units of Consolidated Container Holdings. Messrs. Rokus and Davis disclaim this beneficial ownership.

(d)          Franklin Plastics, Inc., a Delaware corporation, is 88% owned by Franklin Holdings, Inc. f/k/a Continental Can Company, Inc., 6% owned by Peter M. Bernon and 6% owned by Alan J. Bernon, the brother of Peter M. Bernon. In addition, Messrs. Bernon each own warrants to purchase 48,090 and 48,091 shares representing approximately 3% of the outstanding common stock of Franklin Plastics, Inc. on a fully diluted basis. In addition, Mr. Alan Bernon owns less than 1% of the common stock of Dean Foods Company at December 31, 2003. Peter M. Bernon, as an owner of Franklin Plastics, Inc., may be deemed to share beneficial ownership of Franklin Plastics, Inc.’s member units of Consolidated Container Holdings. Mr. Peter Bernon disclaims this beneficial ownership.

(e)           Vestar CCH LLC, a Delaware limited liability company, is 96.4% owned by Vestar Capital Partners III, L.P., 0.07% owned by Leonard Lieberman, 0.08% owned by John R. Woodard, and 3.42% owned by others.

(f)             Franklin Holdings, Inc., a Delaware corporation, is 100% owned by Dean Foods Company.

(g)           The officers and members of the management committee of Consolidated Container Holdings as a group own, in total, 30,472 member units and presently exercisable options to purchase 173,480 member units of Consolidated Container Holdings.

(h)          Amounts represent vested options to purchase member units.

(i)             Amount includes 27,100 owned units and 21,680 vested options to purchase member units.

Equity Compensation Plan Information

The following table provides aggregate data on outstanding and available options under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders(1)	1,222,561	$2.07	119,428
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,222,561	$2.07	119,428

(1)          This number includes 1,086,722 options issued under the Consolidated Container Holdings LLC 1999 Unit Option Plan and 135,839 options issued under the “Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan.” Upon any exercise of options under the latter plan, Franklin Plastics will transfer to Consolidated Container Holdings, for cancellation without payment, a number of units equal to the number of units issued to the individual exercising the option.

Item 13: Certain Relationships and Related Transactions

Summarized below are the material terms and provisions of material agreements and arrangements, as well as those in existence prior to the closing of the Transactions, that relate to the businesses which were contributed to Consolidated Container Company and remained in effect as of December 31, 2003, with directors, officers, certain significant beneficial owners of the securities of Consolidated Container Holdings, and their family members that involved in excess of $60,000.

Limited Liability Company Agreement of Consolidated Container Holdings

Simultaneously with the closing of the Transactions, Vestar Packaging, Reid Plastics Holdings and Franklin Plastics entered into a limited liability company agreement of Consolidated Container Holdings, the sole member of Consolidated Container Company. The limited liability company agreement of

Consolidated Container Holdings provides for its management, non-compete arrangements, transfer restrictions and related matters. We summarize its material provisions below.

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

A majority of the members of the management committee, including the affirmative vote of at least one Dean Foods-appointed member and one Vestar Packaging-appointed member, is required for certain decisions by the management committee. These decisions include:

•       issuing any equity securities, other than private offerings for less than $50 million and issuances under Consolidated Container Holdings’ option plan;

•       accepting or requiring additional capital contributions;

•       incurring debt, other than amounts permitted as of the closing date of the Transactions, in excess of $80 million;

•       selling or pledging all or substantially all of Consolidated Container Company’s assets;

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

Non-Competition Arrangements

Each of the members of Consolidated Container Holdings is subject to a non-competition arrangement limiting its ability to compete in the business for plastic packaging products and plastic bottles for dairy, water or juice in the same geographical area served by Consolidated Container Holdings, Consolidated Container Company and its subsidiaries. In general, these geographic areas are in the United States and Canada. The non-competition arrangements will terminate upon the earlier of five years or upon either of Vestar Packaging LLC (together with Reid Plastics Holdings) or Franklin Plastics owning less than 10% of the member units of Consolidated Container Holdings. The following exceptions apply to these non-competition arrangements:

•       Franklin Plastics may continue to operate its Puerto Rico plastic operations, which were not contributed to Consolidated Container Company.

•       Certain affiliates of Franklin Plastics may manufacture plastic packaging products solely for their own use.

•       In connection with future acquisitions, Franklin Plastics may operate any plastic packaging operations that it acquires and that constitute 50% or less of the revenue of that acquired business, provided that Franklin Plastics:

•        offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition; and

•        sells the competing plastic packaging operations to an unaffiliated third party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached.

•       Vestar Packaging LLC and its affiliates may make (a) a non-controlling equity investment in a competing business if that equity investment is for less than $75 million and (b) a non-controlling, non-equity investment in a competing business.

•       Vestar Packaging LLC and its affiliates, excluding Reid Plastics Holdings, may operate any plastic packaging operations that either:

•        constitute 50% or less of the revenue of that acquired business and generate less than $25 million in revenue for the twelve month period prior to that acquisition;

•        constitute 50% or less of the revenue of that acquired business, provided that Vestar Packaging LLC or its appropriate affiliate (a) offers to sell the competing plastic packaging operations to Consolidated Container Company within six months of that acquisition and (b) sells the competing plastic packaging operations to an unaffiliated third-party within twelve months of that acquisition, if an agreement with Consolidated Container Company cannot be reached; or

•        are in a product category in which Consolidated Container Company and its subsidiaries have less than $25 million in revenues.

Management Agreement

Consolidated Container Company, Consolidated Container Holdings and Vestar Capital Partnersentered into a management agreement on April 29, 1999, relating to the management of Consolidated Container Company and Consolidated Container Holdings. Under the management agreement, Consolidated Container Company and Consolidated Container Holdings paid Vestar Capital Partners an aggregate fee of $5 million and reimbursed Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with the closing of the Transactions. In addition, Vestar Capital Partners has been providing on-going management services to each of Consolidated Container Company and Consolidated Container Holdings since the closing of the Transactions, including strategic, financial planning and advisory services. For these services, Consolidated Container Company pays Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization, as defined in the management agreement, of the prior year of Consolidated Container Company, Consolidated Container Holdings, and their subsidiaries on a consolidated basis, and reimburses Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with these services. During 2003, Vestar Capital Partners agreed to waive $250,000 or 50% or their management fee under the terms of this agreement. Thus, of the $500,000 we paid Vestar Capital Partners in 2003, $250,000 represents a prepayment of the 2004 fees. The management agreement will terminate upon the earlier of Vestar Packaging, Vestar Capital Partners III, L.P., their members, the partners therein and their respective affiliates collectively owning less than 25% of the member units of Consolidated Container Holdings or following the closing of an initial public offering of Consolidated Container Holdings. Consolidated Container Company and Consolidated Container Holdings have also agreed to indemnify Vestar Capital Partners against some of the liabilities and costs incurred in connection with its engagement.

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

Supply Agreements

In July 1999, we entered into agreements to supply Suiza Foods Corporation, now known as Dean Foods Company, with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and Consolidated Container Holdings and are subject to adjustments based on changes in raw material, manufacturing and delivery costs. We had sales to Dean Foods of approximately $160.7 million for the year ended December 31, 2003, including both bottle and resin sales.

Trademark License Agreement

Simultaneously with the closing of the Transactions, Consolidated Container Company and Consolidated Container Holdings, which are referred to collectively in this description as the licensee, entered into a trademark license agreement with Continental Can Company, Inc., then a wholly owned subsidiary of Suiza Foods Corporation, which is now known as Dean Foods Company. Continental Can granted licensee a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Dean Foods directly or indirectly owns 10% or more of licensee. Licensee will be required to pay Continental Can an annual trademark-licensing fee of $100,000 if Dean Foods directly or indirectly owns less than 10% of Licensee. For the year ended December 31, 2003, no amounts were paid under this agreement. This agreement shall remain effective until the parties agree otherwise.

Assumption Agreement

Simultaneously with the closing of the Transactions, Consolidated Container Company and Consolidated Container Holdings entered into an assumption agreement with Reid Plastics Holdings to assume all of Reid Plastics Holdings’ obligations to B. Joseph Rokus under various agreements entered into between 1997 and 1999. The agreement relating to the 1997 acquisition of a controlling interest in Reid Plastics Holding by Vestar Reid called for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. Consolidated Container Holdings has agreed to indemnify Suiza Foods Corporation, now known as Dean Foods Company, for some of these payments. We made no payment for the year ended December 31, 2003 under the terms of the 1997 agreement. In 2003, we renegotiated certain agreements that Reid Plastics Inc. and/or Reid Plastics Holdings entered into with Mr. Rokus including his 1998 employment agreement. Under the 2003 agreement, we agreed to pay Mr. Rokus a one-time payment of $100,000 in 2003 in lieu of various compensation and benefits that would have come due to Mr. Rokus. We further agreed to make annual payments through 2014 in lieu of providing Mr. Rokus with health insurance coverage that would have been required under earlier agreements. In sum, we paid Mr. Rokus $115,000 under this agreement in 2003.

Additional Matters

Aqua Filter Fresh, Inc., of which William G. Bell and his family own 75%, and of which Mr. Bell is currently a director, has purchased containers from us at market prices and terms. In 2003, these purchases amounted to approximately $1.6 million. Aqua Filter Fresh resold a portion of those containers to Alpine Spring Water Inc., which merged into Clear Mountain Spring Water LLC in 2002. Aqua Filter Fresh owned 20% of Alpine and now owns 6% of Clear Mountain. Mr. Bell was a 10% owner and chairman of Alpine and is now a 1% owner of Clear Mountain. Clear Mountain purchased no bottles directly from us in 2003.

In addition, Aqua Filter Fresh wholly owns Bell Sales, Inc., of which Mr. Bell is a past President and is a director. Mr. Bell’s son is President of Bell Sales. Bell Sales purchases and resells containers on behalf of Consolidated Container Company. In 2003, we paid Bell Sales approximately $0.1 million in commissions.

Mr. Bell is also Executive Vice President and an 8.9% owner of Tyler Mountain Water Company, Inc., which purchases containers from us at market prices and terms. In 2003, these purchases by Tyler Mountain Water and its subsidiaries amounted to approximately $0.3 million.

Mr. Bell is also a director of Wissahickon Spring Water Company, which purchases containers from us. In 2003, these purchases amounted to $5.1 million.

B. Joseph Rokus is a trustee of Rokus Capital, of which his five minor children collectively own 100%. Rokus Capital is a 7.7% shareholder of Berkeley Industries, which purchased Omni Plastics in 2001. Omni Plastics and Reid Plastics, Inc., entered into a contract as of February 10, 1997, amended as of October 28, 1998, whereby Omni agreed to supply Reid Plastics, now doing business as Consolidated Container Company, with valves. We paid Omni approximately $ 2.1 million for such valves in 2003.

Richard L. Robinson is co-CEO of Robinson Dairy LLC, a wholly owned subsidiary of Dean Foods Company. Robinson Dairy purchased bottles and resin from us in 2003 totaling approximately $0.9 million.

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for the fiscal years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Audit Fees(1)	$403	$384
Audit Related Fees(2)	36	31
Tax Fees(3)	152	684
All Other Fees(4)	—	34
TOTAL FEES	$591	$1,133

(1)          Audit Fees include the aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s quarterly financial statements.

(2)          Audit Related Fees includes the aggregate fees billed for the employee benefit plan audits for both of the years disclosed.

(3)          Tax Fees includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)          All Other Fees includes consultation services related to the Mexican plant expansion.

Approval of the audit committee is required (and was obtained for calendar year 2003) for Deloitte to continue as the Company’s primary auditors. Additionally, the audit committee’s approval is also required for all non-audit work performed by Deloitte for the company. For calendar year 2003, the audit committee gave approval for up to $250,000 to be spent by the Company in order to retain Deloitte to perform tax related work so long as the audit committee is apprised of each of the specific projects being worked on and so long as none of the work relates to the formation of tax shelters and/or the formation of special purpose entities for purposes of facilitating off-balance sheet transactions or arrangements.

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.”

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

(a)(2)   Financial Statement Schedules

All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(a)(3)                 Exhibits

Exhibit No.	Description of Exhibit
3.1(a)

Certificate of Formation of Consolidated Container Company LLC. (The Certificate of Formation, included as Exhibit 3.1(a) to the Registration Statement on Form S-4 of Consolidated Container Company LLC, Consolidated Capital, Inc. and the Registrant Guarantors listed therein (the “Registration Statement”) as filed on January 21, 2000 is hereby incorporated herein by reference).

3.1(a)

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

10.1(e)

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

10.1(f)

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

10.1(g)

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

10.1(h)

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

10.1(i)

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

10.1(j)

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

10.9(a)*

Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(a) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.9(b)*

Form of Consolidated Container Holdings LLC 2002 Unit Option Agreement, as amended and restated. (The Form of Unit Option Agreement, included as Exhibit 10.9(b) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

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

21	List of Subsidiaries of the Registrant. (The List of Subsidiaries of the Registrant, included as Exhibit 21 to the 10-K filed on March 31, 2003 is incorporated herein by reference.)
31.1	Certification pursuant to Rule 13a-14(a) (Filed herewith.)
31.2	Certification pursuant to Rule 13a-14(a) (Filed herewith.)
99.1

Contribution and Merger Agreement by and among Suiza Foods Corporation, now known as Dean Foods Company, Franklin Plastics, Inc. and affiliates, Vestar Packaging LLC, Reid Plastics Holdings, Inc. and Affiliates, Consolidated Container Holdings LLC, Consolidated Container Company LLC and Reid Plastics Group LLC dated as of April 29, 1999, as amended (incorporated herein by reference to Exhibit 2.1 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999.)

99.2	Amendment No. 1 to Contribution and Merger Agreement dated June 28, 1999 (incorporated herein by reference to Exhibit 2.2 of Suiza Foods Corporation’s Current Report on Form 8-k dated July 19, 1999.)

*                    Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form10-K pursuant to Item 15(c).

(b)   Current Reports on Form 8-K

No 8-Ks were filed during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Container Company LLC
By:	/s/ Tyler L. Woolson
Tyler L. Woolson
Chief Financial Officer
Dated: March 22, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P. Kelley	Chairman of the Management Committee	March 22, 2004
James P. Kelley
/s/ B. Joseph Rokus	Vice Chairman of the Management Committee	March 22, 2004
B. Joseph Rokus
/s/ William G. Bell	Manager	March 22, 2004
William G. Bell
/s/ Ronald V. Davis	Manager	March 22, 2004
Ronald V. Davis
/s/ Leonard Lieberman	Manager	March 22, 2004
Leonard Lieberman
/s/ Richard L. Robinson	Manager	March 22, 2004
Richard L. Robinson
/s/ John R. Woodard	Manager	March 22, 2004
John R. Woodard
/s/ Stephen E. Macadam	President, Chief Executive Officer and Manager	March 22, 2004
Stephen E. Macadam	(principal executive officer)
/s/ Tyler L. Woolson	Chief Financial Officer (principal financial	March 22, 2004
Tyler L. Woolson	officer)
/s/ Richard P. Sehring	Senior Vice President, Finance and Accounting	March 22, 2004
Richard P. Sehring	and Chief Accounting Officer (principal
accounting officer)

INDEPENDENT AUDITORS’ REPORT

To the Management Committee of
Consolidated Container Company LLC

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, member’s equity (deficit), and cash flows, for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Consolidated Container Company LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows, for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock options in 2002 to conform to SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”

/S/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 22, 2004

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Amounts in thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,635	$24,382
Investment securities	97	106
Accounts receivable, net of allowance for doubtful accounts of $1,293 in 2003 and $1,414 in 2002	86,477	73,043
Inventories	50,227	46,748
Other current receivables	24,588	28,643
Total current assets	193,024	172,922
PROPERTY AND EQUIPMENT, Net	276,064	289,281
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS	18,200	19,444
	$697,147	$691,506
LIABILITIES AND MEMBER’S EQUITY(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$87,564	$93,216
Accrued liabilities	39,584	46,313
Revolving credit facility	29,500	31,000
Current portion of long-term debt	11,587	61,911
Total current liabilities	168,235	232,440
LONG-TERM DEBT	561,333	484,065
OTHER LIABILITIES	62,952	58,643
COMMITMENTS AND CONTINGENCIES (Note 11)
MEMBER’S DEFICIT:
Member’s equity (deficit)	(67,292)	(51,599)
Foreign currency translation adjustment	(394)	(848)
Minimum pension liability adjustment	(27,687)	(31,195)
Total member’s deficit	(95,373)	(83,642)
	$697,147	$691,506

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands)

	2003	2002	2001
Net Sales	$739,774	$746,476	$783,420
Cost of sales	647,504	654,036	690,944
Gross profit	92,270	92,440	92,476
Selling, general and administrative expenses	(46,364)	(50,978)	(48,501)
Amortization expense	(1,300)	(2,468)	(13,973)
Stock based compensation expense	(799)	(396)	(279)
Restructuring charges	—	(83)	(3,778)
Goodwill impairment	—	(290,000)	—
Contract dispute settlement & other	—	—	(6,626)
Loss on disposal of assets	(4,421)	(1,743)	(33)
Operating income (loss)	39,386	(253,228)	19,286
Interest expense, net	(56,821)	(47,180)	(50,485)
Net loss	(17,435)	(300,408)	(31,199)
Other comprehensive loss
Foreign currency translation adjustment	454	14	(271)
Minimum pension liability adjustment	3,508	(17,765)	(13,430)
COMPREHENSIVE LOSS	$(13,473)	$(318,159)	$(44,900)

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(Amounts in thousands)

	Member’s	Other
	Equity	Comprehensive
	(Deficit)	Loss	Total
BALANCE, DECEMBER 31, 2000	$279,032	$(591)	$278,441
Net loss	(31,199)	—	(31,199)
Foreign currency translation adjustment	—	(271)	(271)
Minimum pension liability adjustment	—	(13,430)	(13,430)
Stock based compensation	279	—	279
Taxes received on behalf of members	174	—	174
BALANCE, DECEMBER 31, 2001	248,286	(14,292)	233,994
Net loss	(300,408)	—	(300,408)
Foreign currency translation adjustment	—	14	14
Minimum pension liability adjustment	—	(17,765)	(17,765)
Stock based compensation	396	—	396
Taxes received on behalf of members	127	—	127
BALANCE, DECEMBER 31, 2002	(51,599)	(32,043)	(83,642)
Net loss	(17,435)	—	(17,435)
Foreign currency translation adjustment	—	454	454
Minimum pension liability adjustment	—	3,508	3,508
Stock based compensation	799	—	799
Taxes received on behalf of members	943	—	943
BALANCE, DECEMBER 31, 2003	$(67,292)	$(28,081)	$(95,373)

See notes to consolidated financial statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,435)	$(300,408)	$(31,199)
Adjustment to reconcile net loss to net cash provided by operating activitites
Depreciation and amortization	39,807	38,260	48,429
Goodwill impairment	—	290,000	—
Debt and refinancing cost amortization	6,256	4,807	3,806
Stock based compensation	799	396	279
Currency translation	454	14	(271)
Loss on disposal of assets	4,421	1,743	33
Changes in operating assets and liabilities
Accounts receivable	(13,434)	9,902	4,056
Inventories	(3,479)	(4,046)	(3,186)
Other current assets	4,055	(6,322)	(5,090)
Other long term assets	(2,964)	430	2,393
Accounts payable	(5,652)	8,655	15,237
Accrued liabilities	(6,729)	(641)	6,394
Other liabilities	8,026	(4,635)	2,278
Net cash provided by operating activities	14,125	38,155	43,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,899)	(33,176)	(44,059)
Proceeds from sale leaseback of assets	—	—	28,275
Net change in investments	9	8	9
Proceeds from disposal of property and equipment	2,733	2,089	6
Cash paid for acquisitions, net of cash acquired	(501)	(3,052)	—
Net cash used in investing activities	(28,658)	(34,131)	(15,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving lines of credit	(1,500)	8,000	(11,500)
Proceeds on notes payable	35,000	36,500	—
Payments on notes payable to banks and capital leases	(8,056)	(21,518)	(22,973)
Debt issuance cost	(4,601)	(3,938)	(860)
Tax receipt to the benefit of the members	943	127	174
Net cash provided by (used in) financing activities	21,786	19,171	(35,159)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,253	23,195	(7,769)
CASH AND CASH EQUIVALANTS, BEGINNING OF PERIOD	24,382	1,187	8,956
CASH AND CASH EQUIVALANTS, END OF PERIOD	$31,635	$24,382	$1,187
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$42,793	$42,334	$48,633

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization—On July 2, 1999, substantially all of the United States plastic packaging assets formerly held by Franklin Plastics Inc. and Plastics Containers Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company, and the plastic packaging assets of Reid Plastics Inc., were contributed and merged into Consolidated Container Company LLC, “the Company,” a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as “the Transactions,” Consolidated Container Company and our wholly owned subsidiary Consolidated Container Capital Inc. issued 10 1/8% senior subordinated notes due July 2009 in an aggregate principal amount of $185.0 million, and we entered into a Senior Credit Facility, described herein.

Consolidated Container Company is wholly owned by Consolidated Container Holdings LLC (“Holdings”), a Delaware limited liability company.

On June 28, 2002, in an effort to simplify our corporate structure, we converted one of our existing, wholly owned subsidiaries into a limited partnership, Consolidated Container Company LP, that now serves as the operating company for all domestic operations.

Business Operations—The Company develops, manufactures and distributes a wide range of extrusion blow-mold plastic containers for the dairy, water and other beverage industries, food, household chemicals, industrial and agricultural chemicals and personal care products. Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Principals of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Consolidated and Foreign Operations—The Company maintains several wholly owned subsidiaries in the United States, Canada, and Mexico. In January 2002, the Company purchased the remaining 49% of Reid Mexico S.A. de C.V., which operates exclusively in Mexico. As of December 31, 2001, the Company had owned 51% of the Mexico operation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies—The Company considers the functional currency under SFAS No. 52, “Foreign Currency Translation,” to be the local currency for its Canadian subsidiaries. Further, assets and liabilities of the Company’s Canadian subsidiaries are converted to U.S. dollars using the current exchange rate at period-end, and revenues and expenses of these subsidiaries are translated at the average exchange rate during the period, with the resulting translation adjustment made to a separate component of member’s equity. The Company operates its Mexican subsidiary using the U.S. dollar as its functional currency.  As a result, the financial statements have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts and related revenue and expense accounts, and (iii) the weighted average exchange rate of the reporting period for all other revenues and expenses. The resulting re-measurement impact is recorded as a component of net loss.

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

Other Current Receivables—Vendor rebate receivables are included in the Company’s other receivables. Receivables from the Company’s vendors under volume rebate programs are recorded in the same period that the purchases are recorded.

Inventories—Inventories consist of raw materials, spare parts and supplies, and finished goods. Inventories are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Finished goods inventories include raw materials, direct and indirect labor costs, and factory overhead.

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

Intangible and Other Assets—Intangible and other assets include primarily deferred financing costs, which are amortized over the term of the related debt using the effective interest and straight-line methods. Payments relating to non-compete agreements and multiple-year management contracts are amortized over the term of the applicable agreement or contract.

The Company’s purchased intangible assets, primarily customer contracts, are amortized over the estimated useful life of the respective assets, which is 3-5 years. They are carried at cost of $8.1 million less accumulated amortization of $5.1 million at December 31, 2003, compared to a cost of $6.1 million less accumulated amortization of $2.3 million at December 31, 2002. The aggregate amortization of intangible assets for the twelve months ended December 31, 2003, December 31, 2002 and December 31, 2001 was $2.8, $2.5 and $0.4 million respectively. Of the $2.8 million aggregate amortization for the twelve months ended December 31, 2003, $1.5 million related to customer contract amortization, which is an offset to sales. Customer contract amortization in 2002 and 2001 was immaterial. The annual estimated amortization expense is as follows (amounts in thousands):

Year ending December 31,
2004	$1,270
2005	1,231
2006	450
2007	67
2008	—
Thereafter	—
$3,018

Goodwill—A majority of the goodwill on the Company’s balance sheet is a result of the July 9, 1999 acquisition of the domestic plastic packaging assets of Suiza Foods Corporation, now doing business as Dean Foods Company, by Reid Plastics, Inc., the accounting acquirer. The remaining goodwill is a result of prior acquisitions by Reid Plastics, Inc.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 required, among other things, the discontinuation of goodwill amortization. In addition, the standard included provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for the purpose of assessing potential future impairments of goodwill. The adoption of SFAS 142 on January 1, 2002, resulted in the discontinuation of approximately $13.5 million annually of amortization of goodwill recorded at December 31, 2001. Additionally, on adoption of SFAS 142, the Company allocated all recorded goodwill to one reporting unit and determined that no goodwill impairment existed as of January 1, 2002. However, as part of the subsequent annual impairment test, the Company determined that goodwill was impaired by $290.0 million as of December 31, 2002.

In 2002, when management undertook its transitional goodwill impairment test under SFAS 142, they determined that several factors related to the determination of the fair value of the Company had changed. The Company amended its financial covenants and senior debt amortization schedule, had received an additional term loan in the amount of $35.0 million, and had a significant portion of business come up for renewal. Additionally, at December 31, 2002 management refined its view of future operational improvements and growth prospects, and market trading multiples for publicly traded peer companies had declined. As a result of these factors a goodwill impairment charge in the amount of $290.0 million was recorded in the fourth quarter of 2002. Results of the December 31, 2003 impairment testing indicated no further impairment at that date.

In testing for goodwill impairment, it is necessary to make a determination of the fair value of a reporting unit. Further, fair value is defined per SFAS 142 as the amount at which the assets and liabilities of a reporting unit could be bought or sold in a current transaction between willing parties (other than in a forced sale or liquidation). The determination of such a value is dependent upon a number of factors, including the identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses, management’s estimate of future cash flows and market volumes, and the determination of appropriate discount rates. As such, in determining fair value it was necessary for the Company to rely on the use of both (i) publicly available data such as specialty packaging industry sale/acquisition data, and market trading multiples for publicly traded packaging companies, and (ii) several assumptions regarding the assets, future operations and financial performance of the Company. The assumptions include (but are not limited to) views of future operational improvements, the components used in determining the Company’s weighted average discount rate, and continued support from the Company’s capital providers. While the Company does not believe that there will be additional goodwill impairment charges in the future under SFAS 142, to the extent that publicly available data or other assumptions used in the determination of fair value change, or there are future events that negatively impact the operations of the Company, there could be additional material impact with respect to goodwill impairment in the future.

A reconciliation of previous reported net loss to pro-forma amounts adjusted for the exclusion of goodwill amortization follows:

	Twelve Months Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Reported net loss	$(17,435)	$(300,408)	$(31,199)
Add: Goodwill amortization	—	—	13,545
Adjusted net loss	$(17,435)	$(300,408)	$(17,654)

Goodwill was reduced by approximately $0.1 million in 2002 and $1.1 million in 2001 when estimates of the remaining liabilities for closed facilities changed.  No further changes occurred in 2003.

Insurance—The Company purchases commercial insurance policies to cover its insurance risks; however, certain of its subsidiaries are self-insured in certain states for workers’ compensation, general liability and property and casualty coverages in excess of varying deductible amounts. Self-insurance liabilities are accrued based on claims filed and estimates for claims incurred but not reported.

Income Taxes—As a limited liability company, the Company is generally not subject to federal income taxes, or, except on a limited basis, state income taxes. However, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required.

Stock-Based Compensation—At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in 2001 net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company’s plans vest over a range of three to five years. As such, the expense for all awards granted after the beginning of the year will be recognized as compensation expense, as will all future grants. The value of unit options granted after January 1, 2002 was based on the Black-Scholes option-pricing model, approved for use in valuing compensatory stock options in accordance with SFAS No. 123. Therefore, the cost related to stock-based employee compensation included in the determination of net income for all periods after adoption is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The effect on net income if the fair value based method had been applied to all outstanding and unvested awards in the year ended December 31, 2001 was not material. Compensation cost charged against income for the years ended December 31, 2003 and 2002 was $0.8 million and $0.4 million, respectively. The expense in 2001 related to the buy-back of a former executive’s options. See Note 8.

Impairment of Long-Lived Assets—The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. Any indicated impairment would be measured based on fair value.

Derivative Financial Instruments—In prior years, the Company was party to interest-rate cap agreements to reduce the impact of fluctuations in interest rates on its floating-rate long-term debt. Effective October 4, 1999, the Company entered into an interest-rate cap agreement which was for a notional amount of $75 million and effectively caps the interest rate at 7%. The agreement terminated October 9, 2001 and was not renewed. As of December 31, 2003, there were no interest-rate caps or other derivative instruments outstanding.

Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high-credit qualified financial institutions and, by policy, limits the amount of investment exposure with any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion.  Container sales to the largest customer amounted to approximately 15.5%, 16.9% and 16.0% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts receivable from this customer amounted to approximately $11.0 and $12.1 million at December 31, 2003 and 2002, respectively. Container sales to the second largest customer amounted to approximately 12.0%, 9.7% and 11.7% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts receivable from this customer amounted to approximately $12.0 and $9.1 million at December 31, 2003 and 2002, respectively. The Company evaluates each customer’s credit worthiness on a case-by-case basis. If such evaluations indicate substantial credit risk, the Company may choose not do business with the customer, or at a minimum, require cash payments upon delivery of goods. Although the Company does not currently obtain collateral upon extension of credit, doing so would be considered if deemed necessary based upon the credit evaluation.

Employees—At December 31, 2003, we employed approximately 4,000 people. Approximately 1,000 of these employees were hourly workers covered by collective bargaining agreements which expire between March 1, 2005 and October 31, 2006. Given the seasonality of the bottled water industry, we expect to continue to employ full-time, temporary, and seasonal workers during the peak production months of May through September. Neither our predecessor companies nor we have had any material labor disputes in the past five years and we consider our relations with employees to be good.

Recently Issued Accounting Pronouncements—In December 2003, the FASB issued Revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligation and fair values of plan assets. Under Revised SFAS No. 132 additional disclosures are required regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted SFAS No. 132 Revised and included the additional disclosures in note 9 to these consolidated financial statements.

Revenue Recognition—In accordance with Staff Accounting Bulletin 104 “Revenue Recognition,” revenue is recognized when all four of the following conditions have been met; 1) transfer of title and risk of loss to the customer; which, depending on the terms of sale, occurs either at the time product is shipped or when the product is received by the customer, 2) collection of the relevant receivable is probable, 3) persuasive evidence of an arrangement exists and 4) the sales price is fixed or determinable.

Pension Plans—The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and currently contributes to one multi-employer union pension plan, all of which are more fully defined at note 9. For the defined benefit plans, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits.

Reclassifications—Certain prior year accounts have been reclassified to conform to current year presentation.

2. INVENTORIES

Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Raw materials	$21,077	$21,835
Parts and supplies	7,505	6,162
Finished goods	21,645	18,751
	$50,227	$46,748

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Land	$10,513	$10,513
Buildings	23,586	23,332
Leasehold improvements	19,776	17,579
Machinery and equipment	347,583	321,747
Equipment under capital leases	—	1,848
Furniture and equipment	8,989	5,645
	410,447	380,664
Less accumulated depreciation	155,077	124,993
	255,370	255,671
Construction in progress	20,694	33,610
	$276,064	$289,281

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $37.0, $35.8 and $34.5 million, respectively.

In 2001, the Company sold and leased back equipment used in the manufacturing process with net cash proceeds of $28.3 million. The machinery and equipment is being leased over a period of 8 years. The leases are classified as operating leases. The annual lease payments total $4.4 million. The assets were new when sold, and were sold at cost.

4. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Deferred financing costs	$30,851	$26,251
Deposits and other	10,678	7,409
	41,529	33,660
Less accumulated amortization	23,329	14,216
	$18,200	$19,444

Non-compete Agreement—In 1997, the Company entered into a five-year non-compete agreement with a former management shareholder. During 1998, the non-compete agreement was revised to guarantee payments totaling $0.4 million per year for five years. In 2002, the remaining balance was fully amortized. In addition, a non-guaranteed portion of up to $8.2 million will be paid based on the valuation of the Company during future ownership changes. No amount was required to be recorded at December 31, 2003 and 2002 for potential non-guaranteed payments.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Provision for severance and lease commitments	$178	$829
Employee compensation and benefits	8,966	9,723
Accrued interest	8,818	9,923
Accrued real estate and personal property taxes	1,925	2,766
Accrual for customer claims	994	2,062
Rebates and other payables	18,703	21,010
	$39,584	$46,313

6. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Senior credit facility—term loans	$387,833	$360,083
Senior subordinated notes	185,000	185,000
Capital lease obligations	87	893
	572,920	545,976
Less current portion	(11,587)	(61,911)
	$561,333	$484,065

In connection with the mergers and contributions (Note 1), the Company issued notes in a private placement under Rule 144A of the Securities Act of 1933 and entered into a new Senior Credit Facility and Revolving Credit Facility.

In January 2003, the Company entered into an amendment to its senior Credit Facility. Terms of the amendment included eliminating certain covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that a total of

$25.8 million will be due in installments from March 31, 2003 until June 29, 2005, adding a tranche C term loan in the amount of $35.0 million, incurring an additional fee of 1% to be paid on the unpaid principal balance of each loan payable June 30, 2005, an additional fee of 2% to be charged on all deferred principal payments, less any voluntary or mandatory prepayments, which is payable June 30, 2005, and a fee on the tranche C term loan equal to 4% of the principal amount to be paid upon the repayment of tranche C term loan. Other less significant terms were also amended. A description of terms of the Senior Credit Facility, as amended, follows.

Senior Credit Facility—The Senior Credit Facility, as amended, consists of four tranches of term loans with a total original principal amount of $521.5 million and a $43.5 million revolving credit facility (the “Revolver”). The term loan facilities and Revolver are summarized below:

•       Tranche A—The tranche A term loan was originally $150.0 million in principal, of which $94.3 million was outstanding at December 31, 2003. The Company is required to repay the tranche A term loan in quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005.

•       Tranche B—The tranche B term loan was originally $235.0 million in principal, of which $226.1 million was outstanding at December 31, 2003. Of the outstanding balance, the Company is required to repay $4.5 million of the tranche B term loan in quarterly installments which range from $0.8 million to $1.5 million through 2004, seven quarterly payments of $27.8 million beginning September 30, 2005, and a final payment of $27.3 million on June 30, 2007.

•       Tranche C—The available tranche C term loan totals $100.0 million in principal, of which $35.0 million was outstanding at December 31, 2003. The Company is required to repay the tranche C term loan at the earlier of December 31, 2007 or after all other outstanding senior loans have been repaid. Under certain circumstances the lenders may, but are not required, to make additional tranche C term loans to the Company.

•       Tranche 2 Converted Term Loan—The tranche 2 converted term loan totals $36.5 million in principal, of which $32.4 million was outstanding at December 31, 2003. This loan is the result of the conversion, effective February 27, 2002, of the tranche 2 revolver to a term loan as stipulated in the Senior Credit Facility, as amended. The Company is required to repay the loan in quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

Revolving Credit Facility—The Revolving Credit Facility commitment was $43.5 million as of December 31, 2003, of which $29.5 million was outstanding. Additionally, the Company had approximately $13.9 million of outstanding letters of credit under the Revolver. The Revolving Credit Facility matures July 2, 2005.

Borrowings under the Facility bear interest, at the Company’s option, at either:

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

Additional interest accrues on the outstanding balance under the tranche C term loan at a rate of 11.3% per annum, which will be paid at the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in Consolidated Container Holdings LLC. In connection with the January 2003 amendment, the majority owners of Holdings purchased a 100% participation in the $35 million tranche C term loan and received all of the units of common equity in Holdings that were issued with the tranche C term loan.

Depending on their maturity dates, the various borrowing types bear interest at the following rates as of December 31, 2003:

Interest Rates
Revolver	4.9%
Tranche A Term Loan	4.9 - 5.0%
Tranche B Term Loan	5.4%
Tranche C Term Loan	4.5%
Tranche 2 Converted	4.9 - 5.0%

In addition, the Company pays the following fees related to the Senior Credit Facility:

•       a commitment fee on the unused commitments under the revolving credit facilities of 0.50% on an annual basis, payable quarterly in arrears;

•       an annual administration fee of $0.1 million to Deutsche Bank Trust Company Americas, as administrative agent.

Starting with the January 2003 amendment to the Senior Credit Facility, additional fees included:

•       a fee of 1.0% to be accrued on the unpaid principal balance of each loan, cash payment of which will be deferred until June 30, 2005;

•       a 2.0% fee to be accrued on all principal payments deferred by the January 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005;

•       a fee on the tranche C term loan equal to 4.0% of the principal amount to be paid upon repayment of the tranche C term loan (which repayment shall not be made until the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans).

The obligations under the Senior Credit Facility are collateralized and are unconditionally and irrevocably guaranteed jointly and severally by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors. (See Note 14)

The senior subordinated notes (the “Notes”) and the Senior Credit Facility contain covenants that restrict, among other things, the Company’s ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company’s outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; and to merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets, subject to certain conditions; and to enter into transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At December 31, 2003, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

Senior Subordinated Notes—The Notes were issued on July 2, 1999, and have an original face value of $185.0 million. The Notes, which are due in 2009, bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2003 the estimated fair value of the Notes was $111.9 million.

Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at December 31, 2003, were as follows (in thousands):

Year ending December 31,
2004	$11,500
2005	175,228
2006	111,040
2007	90,065
Thereafter	185,000
$572,833

An excess cash flow payment equal to 75% of the excess cash flow generated by the Company (as described in the January 2003 amendment) is required for periods ending June 30, 2003, December 31, 2003, and December 31, 2004. The Company did not generate excess cash flow, as defined as of June 30, 2003, or December 31, 2003 and therefore did not make such a payment.

7. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2003 and 2002:

	2003	2002
	(Amounts in thousands)
Noncancellable lease commitments on closed facilities	$6,581	$6,872
Insurance reserve	7,349	7,875
Deferred income	3,878	7,531
Accrued pension	28,556	28,973
Accrued post-retirement benefits	7,530	7,392
Deferred interest	8,887	—
Other	171	—
	$62,952	$58,643

8. RESTRUCTURING ACCRUALS

In the third quarter of 2001, the Company adopted a restructuring plan regarding the relocation of its corporate offices from Dallas to Atlanta and the changeover of its executive leadership. The $3.8 million restructuring charge included severance, the repurchase of options held by a former executive, and lease termination costs for the Dallas location. As a part of the decision to relocate its corporate offices during 2001, the Company repurchased a former executive’s options for approximately $0.6 million and has included this amount in the restructuring charges in the consolidated statement of operations for the year ended December 31, 2001. In addition, compensation expense related to the granting of certain replacement options to a former executive for approximately $0.3 million has been recorded in stock compensation expense and as an adjustment to member’s equity for the year ended December 31, 2001. During 2002, restructuring charges of $0.1 million were incurred as a result of changes made to prior restructuring estimates.

In connection with the acquisition of Suiza Packaging in 1999, the Company developed a restructuring plan to pursue opportunities for cost reduction and operation synergies through the consolidation of administrative and manufacturing functions and facilities. Through purchase accounting, the Company recorded a restructuring accrual of $4.6 million, which includes $1.9 million for severance and other personnel related cost and $2.7 million for facility closing cost in connection with the closing of certain Suiza Packaging facilities. In the third quarter of 1999, the Company recognized a restructuring charge of $1.5 million for severance and other personnel-related costs relative to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7.2 million in connection with plans to close certain Reid Plastics manufacturing facilities. Of this charge, $0.6 million represents severance and other personnel-related costs and $6.6 million represents remaining commitments under non-cancelable operating leases and other facility closing costs.

Reconciliation of the pre-acquisition and post-acquisition restructuring expenses during 2001, 2002 and 2003 were as follows:

	1997 Restructuring	Purchase Accounting Restructuring	1999 Restructuring	2001 Restructuring
	(Amounts in thousands)
Balance at December 31, 2000	$3,893	$2,938	$3,191	$—
Severance cost	—	—	—	2,551
Executive option repurchase	—	—	—	643
Closed facility subject to operating lease	—	—	—	305
Charge reversal for changes in scheduled plant closings	—	(1,836)	—	—
2001 charges	(58)	(691)	(2)	(635)
Balance at December 31, 2001	3,835	411	3,189	2,864
Severance cost	—	—	—	83
2002 charges	(24)	(324)	(58)	(2,275)
Balance at December 31, 2002	3,811	87	3,131	672
2003 charges	(103)	(87)	(81)	(672)
Balance at December 31, 2003	$3,708	$—	$3,050	$—

Items charged to the accrual in all years presented were cash items.

9.  EMPLOYEE BENEFITS

The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and currently contributes to one multi-employer union pension plan.

Defined Benefit Plans—The Company succeeded to a defined benefit pension plan for substantially all salaried employees of Plastic Containers Inc. (“PCI”) hired prior to August 1, 1997. (PCI no longer exists as a legal entity, but the Company is successor in interest to these benefit plans.)  The Plan was frozen for future accruals as of December 31, 1999.

In addition, the Company maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997, whose compensation level exceeds the limits within the defined benefit pension plan. The Plan was frozen for future accruals as of September 1, 1998.

The Company also succeeded to a noncontributory defined benefit pension plan for substantially all hourly employees of the former PCI who have attained 21 years of age. Plan benefits vary by location and by union contract, but are based primarily on years of service and the employee’s highest wage classification for 12 consecutive months in the five-year period prior to retirement. Normal retirement is at age 65, with at least a five-year period of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

Post-retirement Benefits Other Than Pensions—The Company provides certain health care and life insurance benefits for retired employees of the former PCI hired before 1994. Certain of the former PCI’s hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan.

A measurement date of December 31 of each year presented was used for the disclosures that follow.

Benefit Obligations.   The following table provides a reconciliation of the beginning and ending benefit obligation for the defined benefit plans and the post-retirement plan:

	Pension Benefits		Other Post-Retirement Benefits
	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$82,471	$74,160	$6,616	$6,135
Service cost	851	903	133	109
Interest cost	5,409	5,209	413	427
Amendments	72	208	—	—
Actuarial loss	5,962	7,333	205	49
Benefits paid	(5,700)	(5,342)	(382)	(104)
Benefit obligation at December 31	89,065	82,471	6,985	6,616
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	5.00%	5.00%

The accumulated benefit obligation of our pension plans at the end of 2003 and 2002 was $89.0 million and $82.5 million, respectively.

Plan Assets.   The reconciliation of the beginning and ending balances of the fair value of plan assets were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2003	2002	2003	2002
	(Amounts in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	53,473	60,072	—	—
Actual return on plan assets	10,642	(5,869)	—	—
Employer contribution	1,879	4,612	382	104
Plan participant contribution	—	—	230	236
Benefits paid	(5,700)	(5,342)	(612)	(340)
Fair value of plan assets at December 31	60,294	53,473	—	—

The weighted average asset allocation for our pension plans at the end of 2003 and 2002 and the target allocation for 2004, by asset category, follows. The expected long-term rate of return on these plan assets was 9% in 2003 and 2002. Our post-retirement benefits are funded as claims are incurred.

	Target Allocation	Percentage of Plan Assets At December 31
	2004	2003	2002
Asset Category
Equity Securities	60%	61%	61%
Fixed Income	40%	39%	39%
	100%	100%	100%

Subject to the limitation on deductibility imposed by federal income tax laws, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. The Company also considers additional contributions, subject to cash flow constraints. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds, and U.S. government and government agency obligations, based on the target allocations noted above

Funded Status.   The funded status of the plans, reconciled to the amount reported on the Consolidated Balance Sheets as of December 31 follows:

	Pension Benefits		Other Post-Retirement Benefits
	2003	2002	2003	2002
Funded status	(28,771)	(28,998)	(6,985)	(6,616)
Unrecognized actuarial loss (gain)	27,903	31,221	(436)	(641)
Unrecognized prior service cost	184	393	—	—
Prepaid (accrued) benefit cost	$(684)	$2,616	$(7,421)	$(7,257)
Accrued benefit liability	$(28,556)	$(28,973)	$(7,421)	$(7,257)
Intangible asset	184	393	—	—
Accumulated other comprehensive income	27,688	31,195	—	—
Net amount recognized	$(684)	$2,615	$(7,421)	$(7,257)

Expected Cash Flows.   Our expected contributions for all defined benefit pension plans during 2004 are $9.7 million.

Net Period Cost.   The components of the net period cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(Amounts in thousands)
Service Cost	$851	$903	$941	$133	$109	$98
Interest Cost	5,409	5,209	5,133	413	421	431
Expected return on plan assets	(4,656)	(5,365)	(6,055)	—	—	—
Amortization of prior serivce cost	282	231	201	—	—	—
Recognized actuarial loss	3,293	798	—	—	—	—
Net Periodic benefit cost	$5,179	$1,776	$220	$546	$530	$529

The amortization of prior service costs resulting from collective bargaining agreements are amortized over the life of the contracts. Other amortizations occur over the future working lifetimes.

The Company’s major assumptions used to determine net cost for pension plans are presented as weighted averages:

	Pension Benefits			Other Post-Retirement Benefits
	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Discount rate	6.50%	7.25%	7.75%	6.50%	7.25%	7.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%
HealthCare Cost Trend Rates:
Initial				9.00%	10.00%	10.00%
Ultimate				6.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate				2007	2007	2007

The selected long-term rate of return on plan assets was based primarily on the allocation of the plans’ assets. Analysis of the historic returns of the various included asset classes combined with projections of future returns were considered in setting the long-term rate of return. The Company reviews these factors annually to ensure the assumption used is consistent with these trends. The Company has elected to decrease the asset return assumption from 9.0% to 8.75% for the 2004 fiscal year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2003 and the postretirement benefit obligation as of December 31, 2003 by $63,000 and $584,000 respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2003 and the postretirement benefit obligation as of December 31, 2003, by $54,000 and $529,000, respectively.

Defined Contribution Plan—Certain employees not covered by collective bargaining agreements are eligible to participate in a 401(k) employee savings plan. Employees who have completed six months or more years of service and have met other requirements of the plan are eligible to participate in the plan. The employees participating in the plan can generally make contributions up to 20% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 50% of the employee’s first 6%. The matching contributions vest 100% after four years.

Certain unionized employees are eligible to participate in a Savings Plan. Eligibility rules vary based upon the terms of the respective applicable location’s collective bargaining agreement.

The Company’s defined contribution plan expense was $1.5, $1.3 and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Company Sponsored and Multi-employer Plans—The Company currently contributes to various pension plans. The Company’s expense related to these plans was $6.0, $2.9 and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Option Plans—During 1998, Suiza Packaging adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan were exercisable over a three-year period from the date of grant and could become exercisable upon the termination of an individual’s employment following a change in control. As a result of the Transactions, participants were able to convert options granted under the Franklin plan to the Consolidated Container Holdings LLC Replacement Units Option Plan. As a result, 116,964 shares exercisable pursuant to previously issued and outstanding options under the Franklin plan were converted to become exercisable in the Company’s units, using a conversion rate of 2.94295 units per share, resulting in 344,167 options outstanding at July 2, 1999, none of which were exercisable at that date. As of December 31, 2003, there were 135,839 options outstanding with an average strike price of $4.94 per member unit.

In addition, Holdings adopted a 1999 Unit Option Plan to provide some of the Company’s managers and other key employees with options to acquire up to 596,206 or 5.5%, on a fully diluted basis, of the member units of Holdings. This plan was subsequently expanded to enable the Company to grant options to acquire 1,206,150 member units of Holdings. As of December 31, 2003 there were 1,086,722options outstanding with an average exercise price of $2.07 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. Under the 1999 Unit Option Plan, during 2002, certain employees were offered the opportunity to exchange options formerly granted with a strike price ranging from $10.50 to $40.00 for options with a five-year vesting period, ten-year contractual life, and a strike price ranging from $6.50 to $15.00 on a 1-for-1 basis. A total of 645,700 options were canceled and reissued under this program. Additionally, in the fourth quarter of 2002, certain employees were offered the opportunity to exchange options formerly granted with a strike price of $29.66 for options with a five-year vesting period, ten-year contractual life, and a strike price of $6.50 on a 4-for-1 basis. As a result, 38,000 of the $29.66-strike price options were canceled and 9,494 options with a strike price of $6.50 were granted. Terms of these newly issued options made the beginning of the vesting schedule retroactive to July 2, 2002, the date on which the exchange offer was approved by the management committee. Any prior vesting of exchanged options was foregone as part of the exchange process. As these options relate to the parent company’s securities, the expense has been reflected in the Company’s Consolidated Statements of Operations and as a capital contribution in the parent company financial statements.

Also under the 1999 Unit Option Plan, during 2003, in an effort to properly align the option values with the current performance of the Company, all outstanding options with a strike price of $6.50 or $15.00 were re-priced to $1.00. Other terms of the options (except for changes in certain terms affecting vesting and termination of options) were not changed by this amendment. The impact on the financial statements of this re-pricing was negligible. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions for grants in 2003:  no dividend yield; no expected volatility; risk-free interest rate of 4.20 percent; and expected lives of five years. Because the fair market value of the equity underlying the options that were granted in 2003 was negligible, the estimated value for these options on the date of grant using the Black-Scholes model was negligible. For this reason, no compensation expense was recognized related to the grant of these options in 2003.

The members of Holdings have agreed that, upon exercise of 344,167 options outstanding as of December 31, 2003, with a weighted exercise price of $2.55, some portion of the proceeds would be remitted to one of the members who would release one of its member units to the exercising party. The portion of the proceeds that were not remitted to the member would be remitted to Consolidated Container Company.

Stock option activity from the years ending December 31, 2001, 2002 and 2003 is summarized below:

	Shares	Weighted average exercise price
Unexercised at December 31, 2000	859,611	$20.87
Granted	633,650	22.40
Forfeited or exercised	(519,955)	23.02
Unexercised at December 31, 2001	973,306	20.72
Granted	892,494	10.34
Forfeited or exercised	(835,882)	23.35
Unexercised at December 31, 2002	1,029,918	9.59
Granted	271,384	1.00
Forfeited or exercised	(78,741)	7.98
Unexercised at December 31, 2003	1,222,561	2.07

The following table summarizes the information about stock options outstanding at December 31, 2003:

	Options Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	average		average
	Shares	Life	exercise price	Shares	exercise price
Range of exercise prices:
$1.00	1,059,622	9	$1.00	163,537	$1.00
$3.40	105,059	7	3.40	105,059	3.40
$10.19	30,780	6	10.19	30,780	10.19
$29.66	27,100	6	29.66	21,680	29.66

Long-Term Incentive Plan—In 1999, Holdings adopted a bonus plan for certain of the Company’s officers, other key employees, and outside consultants. If a liquidity event, as defined in the bonus plan, were to occur, then the management committee of Holdings would establish a bonus pool of cash equal to a formula based on the appreciation in value of the member units of Holdings. Those awarded grants under the bonus plan would share in the bonus pool. However payments would be made only if (1) a liquidity event occurs and (2) specified rates of return are realized by Vestar Packaging LLC and its affiliates on their investment in Holdings. To date, no awards have been made under the bonus plan and we do not believe that any awards will be made under this plan in the future, as we intend to cancel this plan and replace it with a new long-term incentive plan in 2004.

10. INCOME TAXES

As a limited liability company, the Company is generally not subject to United States federal income tax. Some states, which do not conform to the federal treatment of limited liability companies, do assess a franchise tax that is generally based on the equity of the company. However, the Company is required to distribute cash to its sole member, Holdings, to allow its equity members to pay income and franchise tax on their share of income or loss pursuant to their membership interest. Total distributions, net of refunds received on the overpayment of the equity members’ prior year taxes, for the years ended December 31, 2003, 2002 and 2001 were ($0.9), ($0.1) and ($0.2) million, respectively. The Company estimates that there will be no tax distributions in 2004 for 2003.

In addition, the equity members of Holdings will be subject to United States income taxes upon the distribution to the Company of un-remitted earnings from the Company’s foreign subsidiaries of $4.5, $4.7 and $7.9 million as of December 31, 2003, 2002 and 2001, respectively. A determination of the United States income tax liability for each of the equity members is not practicable. However, it is management’s intention that un-remitted earnings will not be distributed, but rather be reinvested as part of the Company’s ongoing foreign operations.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company is obligated under capital leases for certain machinery and equipment, which expire in 2004.

The Company leases certain property, plant and equipment used in its operations under non-cancelable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from three to ten years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense for such leases was $24.2, $27.4 and $27.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments at December 31, 2003, are summarized below (dollar amounts in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2004	$88	$20,658
2005	—	19,009
2006	—	17,207
2007	—	16,519
2008	—	15,823
Thereafter	—	36,308
Total minimum payments required(1)	88	$125,524
Less portion representing interest	1
Present value of minimum lease payments	$87

(1)          Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under non-cancelable subleases.

Contingencies—The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements.

In addition, the Company is a party to employment agreements with certain officers that provide for minimum compensation levels and performance-based incentive bonuses along with provisions for termination of benefits in certain circumstances.

12. RELATED PARTY TRANSACTIONS

Management Agreement—In April 1999, the Company entered into a management agreement with Vestar Capital Partners to provide ongoing management services. The Company will pay to Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the earnings before interest and taxes plus depreciation and amortization of the prior year and all out-of-pocket expenses regarding these services. During 2003, Vestar Capital Partners agreed to waive $250,000 or 50% or their management fee under the terms of this agreement.

Simultaneously with the closing of the Transactions, the Company entered into the following agreements:

•       Supply Agreements—The Company entered into supply agreements with Suiza Foods Corporation, now doing business as Dean Foods Company. The prices for bottles and bottle components are based on the prices that were in effect in July 1999 between Suiza Foods and the Company and are subject to adjustment based on changes in raw material, manufacturing and delivery costs.

•       Trademark License Agreement—The Company entered into a trademark license agreement with Continental Can Company, Inc. (“Continental Can”), a wholly owned subsidiary of Suiza, now doing business as Dean Foods Company. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Dean Foods owns 10% or more of Holdings. Should Dean Foods’ ownership interest fall below 10%, an annual royalty of $100,000 would be charged to the Company.

The Company had bottle and resin sales to Dean Foods of approximately $160.7, $129.7 and $138.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts receivable from

Dean Foods, net of amounts owed at December 31, 2003 and 2002, amounted to approximately $12.0 and $9.1 million, respectively.

13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Period Ended	Balance at Beginning of Period	Provision	Recoveries (Write-offs)	Balance at End of Period
	(Amounts in thousands)
December 31, 2001	$4,990	5,980	(7,409)	$3,561
December 31, 2002	$3,561	46	(2,193)	$1,414
December 31, 2003	$1,414	92	(213)	$1,293

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