Form 10-Q
period 2004-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2004-05-06
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐    No ☒

As of May 3, 2004, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,471	$31,635
Investment securities	95	97
Accounts receivable (net of allowance for doubtful accounts of $1,458 in 2004 and $1,293 in 2003)	92,267	86,477
Inventories	50,251	50,227
Other current assets	7,893	24,588

Total current assets	161,977	193,024
PROPERTY AND EQUIPMENT, Net	269,924	276,064
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS	17,344	18,200

	$659,104	$697,147

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$79,053	$85,626
Accrued liabilities	37,267	41,522
Revolving credit facility	5,000	29,500
Current portion of long-term debt	16,510	11,587

Total current liabilities	137,830	168,235
LONG-TERM DEBT	554,333	561,333
OTHER LIABILITIES	65,381	62,952

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Member’s deficit	(70,302)	(67,292)
Foreign currency translation adjustment	(451)	(394)
Minimum pension liability adjustment	(27,687)	(27,687)

Total member’s deficit	(98,440)	(95,373)

	$659,104	$697,147

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	$185,428	$184,504
Cost of sales	162,448	162,957

Gross profit	22,980	21,547
Selling, general and administrative expense	(11,255)	(12,445)
Amortization expense	(9)	(325)
Stock based compensation expense	(110)	(200)
(Loss) gain on disposal of assets	(705)	135

Operating income	10,901	8,712

Interest expense	(13,997)	(14,607)

Net loss	(3,096)	(5,895)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(57)	116

Comprehensive loss	$(3,153)	$(5,779)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,096)	$(5,895)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,629	10,491
Debt and refinancing cost amortization	1,407	1,722
Stock based compensation	110	200
Currency translation	(57)	116
Loss (gain) on disposal of assets	705	(135)
Changes in operating assets and liabilities
Accounts receivable	(5,790)	(13,226)
Inventories	(24)	(1,917)
Other current assets	16,695	7,880
Other long term assets	(874)	(752)
Accounts payable	(6,573)	1,141
Accrued liabilities	(4,147)	(4,667)
Other liabilities	2,429	3,015

Net cash from operating activities	10,414	(2,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,446)	(4,244)
Net change in investments	2	2
Proceeds from disposal of property and equipment	1,575	424
Cash paid for acquisitions	(108)	(48)

Net cash from investing activities	(3,977)	(3,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving lines of credit	(24,500)	(9,000)
Proceeds on notes payable	—	35,000
Payments on notes payable to banks and capital leases	(2,077)	(1,090)
Debt issuance cost	—	(3,748)
Tax (distribution) receipt to the benefit of the member	(24)	911

Net cash from financing activities	(26,601)	22,073

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,164)	16,180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,635	24,382

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,471	$40,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,132	$15,511

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations and cash flows for the three months ended March 31, 2004 and the corresponding balance sheet as of March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Revised Statement of Accounting Standard (“SFAS”) No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Under Revised SFAS No. 132 interim period disclosures are required regarding the amount of net periodic benefit costs recognized for each period for which a statement of income is presented, showing separately the various components of net periodic pension cost, and the total amount of employer’s contributions paid, and expected to be paid during the fiscal year. The disclosures required by this statement are effective for interim periods beginning after December 15, 2003. We have adopted SFAS No. 132 Revised and included the additional disclosures in note 9 to these consolidated financial statements.

3.    INVENTORIES

Inventories consisted of the following at March 31, 2004, and December 31, 2003:

	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Raw materials	$18,766	$21,077
Parts and supplies	7,501	7,505
Finished goods	23,984	21,645

	$50,251	$50,227

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2004, and December 31, 2003:

	March 31, 2004	December 31, 2003
	(Amounts in thousands)
Senior credit facility—term loans	$385,843	$387,833
Senior subordinated notes	185,000	185,000
Capital lease obligations	—	87

	570,843	572,920
Less current portion	(16,510)	(11,587)

	$554,333	$561,333

In connection with its formation in 1999, the Company issued notes in a private placement under Rule 144A of the Securities Act of 1933, as amended, and entered into a Senior Credit Facility providing for various term loans, revolving loans and letters of credit.

In January 2003, the Company entered into an amendment to its Senior Credit Facility. Terms of the amendment included eliminating certain covenants and amending others, permanently reducing the revolver commitment to $43.5 million, changing the term loan amortization schedule such that a total of $25.8 million will be due in installments from March 31, 2003 until June 29, 2005, adding a tranche C term loan in the amount of $35.0 million, incurring an additional fee of 1% to be paid on the unpaid principal balance of each loan payable on June 30, 2005, an additional fee of 2% to be charged on all deferred principal payments, less any voluntary or mandatory prepayments, which is payable on June 30, 2005, and a fee on the tranche C term loan equal to 4% of the principal amount to be paid upon the repayment of tranche C term loan. Other less significant terms were also amended. A description of terms of the Senior Credit Facility, as amended, follows.

Senior Credit Facility—The Senior Credit Facility, as amended, consists of four tranches of term loans with a total original principal amount of $521.5 million and a $43.5 million revolving credit facility (the “Revolver”). The term loan facilities and Revolver are summarized below:

Term Loans

•	Tranche A—The tranche A term loan was originally $150.0 million in principal, of which $93.4 million was outstanding at March 31, 2004. The Company is required to repay the tranche A term loan in quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005.

•	Tranche B—The tranche B term loan was originally $235.0 million in principal, of which $225.3 million was outstanding at March 31, 2004. Of the outstanding balance, the Company is required to repay $3.7 million of the tranche B term loan in quarterly installments which range from $0.8 million to $1.5 million through 2004, seven quarterly payments of $27.8 million beginning September 30, 2005, and a final payment of $27.3 million on June 30, 2007.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

•	Tranche C—The available tranche C term loan totals $100.0 million in principal, of which $35.0 million was outstanding at March 31, 2004. The Company is required to repay the tranche C term loan at the earlier of December 31, 2007 or after all other outstanding senior loans have been repaid. Under certain circumstances the lenders may, but are not required, to make additional tranche C term loans to the Company.

•	Tranche 2 Converted Term Loan—The tranche 2 converted term loan originally totaled $36.5 million in principal, of which $32.1 million was outstanding at March 31, 2004. This loan is the result of the conversion, effective February 27, 2002, of the tranche 2 revolver to a term loan as provided in the Senior Credit Facility, as amended. The Company is required to repay the tranche 2 converted term loan in quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

Revolver

The commitment amount under the Revolver was $43.5 million as of March 31, 2004, of which $5.0 million in principal amount was outstanding at March 31, 2004. Additionally, the Company had approximately $13.9 million of outstanding letters of credit under the Revolver. The Revolver will terminate on June 30, 2005 and all outstanding revolving loans will be due and payable on that date.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at either:

•	a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin; or

•	a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank Eurodollar market, plus an interest margin.

The applicable interest margin on base rate and Eurodollar loans is a fixed amount depending on the loan tranche. Those margins are as follows:

•	2.75% for base rate loans and 3.75% for Eurodollar rate loans for tranche A term loans, tranche 2 converted term loans, and revolving credit loans;

•	3.25% for base rate loans and 4.25% for Eurodollar rate loans for tranche B term loans;

•	2.25% for base rate loans and 3.25% for Eurodollar rate loans for committed tranche C term loans; and

•	a rate to be determined for uncommitted tranche C term loans, based on the agreement between the Company and the lender or lenders providing that loan.

Additional interest accrues on the outstanding balance under the tranche C term loan at a rate of 11.3% per annum, which will be paid at the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in Holdings. In connection with the January 2003 amendment, the majority owners of Holdings purchased a 100% participation in the $35.0 million tranche C term loan and received all of the units of common equity in Holdings that were issued with the tranche C term loan.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

Depending on their maturity dates, the various borrowing types bore interest at the following rates as of March 31, 2004:

Interest Rates
Tranche A Term Loan	5.0%
Tranche B Term Loan	5.4%
Tranche C Term Loan	4.4%
Tranche 2 Converted Term Loan	5.0%
Revolver	4.9%

In addition, the Company pays the following fees related to the Senior Credit Facility:

•	a commitment fee on the unused commitments under the revolving credit facilities of 0.50% on an annual basis, payable quarterly in arrears;

•	an annual administration fee of $0.1 million to Deutsche Bank Trust Company Americas, as administrative agent.

Following the January 2003 amendment to the Senior Credit Facility, additional fees accrued for in other liabilities in the accompanying condensed consolidated financial statements included:

•	a fee of 1.0% accruing on the unpaid principal balance of each loan, cash payment of which will be deferred until June 30, 2005;

•	a 2.0% fee accruing on all principal payments deferred by the January 2003 amendment to the Senior Credit Facility, less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005;

•	a fee on the tranche C term loan equal to 4.0% of the principal amount thereof to be paid upon repayment of the tranche C term loan (which repayment shall not be made until the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans).

The obligations under the Senior Credit Facility are (i) secured by substantially all of the assets of Holdings and its direct and indirect domestic subsidiaries and (ii) guaranteed (on a joint and several basis) by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors.

The senior subordinated notes due 2009 (the “Notes”) and the Senior Credit Facility contain covenants that restrict, among other things, the Company’s ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to the Company’s outstanding debt; to incur certain liens; to make certain investments; to enter sales and leaseback transactions; to merge, consolidate or sell all or substantially all of the Company’s and its subsidiaries’ assets, subject to certain conditions; and to enter into transactions with affiliates. The Senior Credit Facility also requires the Company to maintain financial ratios

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At March 31, 2004, the Company was in compliance with all covenants under the Notes and the Senior Credit Facility.

Senior Subordinated Notes—The Notes were issued on July 2, 1999, have an original face value of $185.0 million and are due in full in 2009. The Notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2004, the estimated fair value of the Notes was $148.9 million.

Scheduled Maturities—The scheduled annual maturities of long-term debt at March 31, 2004, were as follows (in thousands):

Nine months ending December 31, 2004	$9,510
Year ending December 31,
2005	175,228
2006	111,040
2007	90,065
2008	—
2009	185,000

$570,843

An excess cash flow payment equal to 75% of the excess cash flow generated by the Company (as described in the January 2003 amendment) is required for periods ending June 30, 2003, December 31, 2003, and December 31, 2004. The Company did not generate excess cash flow, as defined as of June 30, 2003, or December 31, 2003, and therefore did not make such a payment.

5.    RESTRUCTURING ACCRUALS

The restructuring accruals relate to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of March 31, 2004, relates primarily to remaining lease commitments, which extend through December 2015.

Reconciliation of the restructuring accruals for the three months ended March 31, 2004 was as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2004	$3,708	$3,050
2004 charges	(76)	(35)

Balance at March 31, 2004	$3,632	$3,015

Items charged to the accruals were cash items including lease and property tax payments, partially offset by receipts from sub-leases.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.    RELATED PARTY TRANSACTIONS

The Company had net sales to Dean Foods Company and its affiliates of approximately $43.1 million and $38.3 million for the three months ended March 31, 2004 and 2003, respectively. Accounts receivable from Dean Foods, net of amounts owed at March 31, 2004, and December 31, 2003, amounted to approximately $5.5 million and $12.0 million, respectively.

In connection with the amendment to the Senior Credit Facility in January 2003, certain shareholders of Holdings acquired all of the participating interests from the lender in the underlying tranche C term loan.

Additional ongoing contractual relationships with related parties are documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Separate quarterly disclosure of these relationships is not deemed necessary due to the immateriality of the amounts involved or the static nature of the arrangements.

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

8.    STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in both of the three month periods ended March, 2004 and 2003 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost charged against income for the three months ended March 31, 2004 and 2003 was $0.1 million and $0.2 million, respectively.

9.    PENSION AND POST-RETIREMENT BENEFITS

The components of net period cost for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(Amounts in thousands)
Service cost	$163	$74	$25	$20
Interest cost	1,395	470	102	62
Expected return on plan assets	(1,343)	(405)	—	—
Amortization of prior service cost	48	25	—	—
Recognized actuarial loss	702	286	—	—

Net periodic benefit cost	$965	$450	$127	$82

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.    PENSION AND POST-RETIREMENT BENEFITS (Continued)

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $9.7 million to its defined benefit pension plans in 2004. As of March 31, 2004, $0.4 million of contributions have been made. The Company anticipates contributing an additional $7.8 million to fund its defined benefit pension plans in 2004 for a total of $8.2 million. The decrease in required funding was due to legislative changes enacted in April 2004.

10.    SUBSEQUENT EVENT

As of the filing of these consolidated financial statements, the Company is seeking to refinance debt outstanding under its existing senior credit facilities. The refinancing is expected to be completed with the proceeds from an institutional private placement of approximately $170.0 million of senior secured notes due in 2009, an approximate $200.0 million senior secured term loan facility due in 2008 and a capital contribution of $45.0 million from its parent company, Consolidated Container Holdings LLC, reflecting the proceeds of its sale of preferred stock to its existing members. In connection with the refinancing, the Company also expects to enter into a $45.0 million senior secured revolving credit facility. Although no assurances can be given that the proposed refinancing will be completed as described herein or on any other terms, the refinancing is expected to close in May 2004, subject to market and other customary closing conditions.

The senior secured notes will be secured on a second-lien basis and will rank equally with all of the Company’s existing and future senior obligations and will rank senior to all of the Company’s existing and future subordinated indebtedness. The notes will be guaranteed by all of the Company’s domestic subsidiaries.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products and beverage companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 61 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have four international manufacturing facilities in Canada, Mexico and Puerto Rico. In 2003, we sold containers to the dairy, water, juice and other beverage, household chemical & personal care, agricultural & industrial chemical, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene (“HDPE”), polycarbonate (“PC”), polypropylene (“PP”), and polyethylene terephthalate (“PET”).

Management believes that the following factors are critical to our success:

•	offsetting competitive price and volume declines overtime through continuing cost reductions and effective sales and marketing;

•	improving relationships with and flawlessly executing on the demands of our customers; and

•	prudently investing our capital to meet our customer demands and achieve the above goals of realizing cost reductions and exceeding customer expectations.

Although we convert primarily HDPE as our principal raw material, and HDPE has exhibited a high degree of price volatility, in general, this has not affected our overall results. Our operating profit is typically not significantly impacted because, generally speaking, industry practices and many of our agreements with our customers permit us to pass-through substantially all changes in HDPE (and other resin) prices to our customers. We would note, however, that we cannot guarantee that we will always have the ability to pass through such increases, especially if our customers were unable to pass such increased costs on to their end-customers.

We do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as respective shares of the applicable income or loss based on ownership are included in the tax returns of our owners. We may make tax distributions to our owners to reimburse them for such tax obligations, if any, as they arise.

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

A reserve for worker’s compensation claims is established based on claim count information and historical loss data. If actual future claims experience does not reflect historical data, our expense could be affected and positively or negatively affect our financial results.

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

We test goodwill for impairment annually, on December 31, and between annual measurement dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Our assessment of goodwill is based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the company (as we have only one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. Any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

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

Results of Operations

Three months ended March 31, 2004, compared to three months ended March 31, 2003

Net Sales.    Net sales for the first quarter of 2004 were $185.4 million, an increase of $0.9 million or 0.5%, compared to $184.5 million for the same period of 2003. Excluding the impact of higher average HDPE prices during 2004, we estimate that sales would have been approximately $177.7 million, a decrease of $6.8 million from the same period during 2003. This decline in sales after adjusting for quarterly average resin price differentials was due in part to the higher demand for water containers in our plants during the first quarter of 2003 due to a “code orange” terror alert, and was also due to the closure of one of our plants and the sale of another, both during 2003.

Gross Profit.    Gross profit for the first quarter of 2004 was $23.0 million, an increase of $1.4 million or 6.7% compared to $21.5 million for the first quarter of 2003. The increase in gross profit was primarily attributable to lower conversion and delivery costs of $1.8 million and lower lease expense of $0.8 million, partially offset by the lower volumes discussed above.

Selling, General, and Administrative Expense.    Selling, general and administrative expense (“SG&A”) includes, non-production related costs, including salaries, benefits, travel, rent, etc. for our corporate functions (such as executive management, sales, procurement, finance, accounting, human resources, etc.). For the first quarter of 2004, SG&A was $11.3 million, a decrease of $1.2 million or 9.6%, compared to $12.4 million for the same period of 2003. This change resulted from decreases in travel and entertainment spending of $0.4 million, salary and benefit costs of $0.5 million, and third-party contractor fees of $0.2 million, all of which were primarily the result of our cost management initiatives implemented in the second half of 2003 and the relocation of our engineering and development center to Atlanta.

Amortization Expense.    Amortization expense primarily includes the amortization of acquired contracts and non-compete agreements. For the first quarter of 2004, amortization expense decreased by $0.3 million or 97.2%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V. at the end of 2003.

(Loss) Gain on Disposal of Assets.    Loss on disposal of assets for the first quarter of 2004 was $0.7 million compared to a gain of $0.1 million for the same period of 2003. The change was primarily due to the loss on the sale of a plant in 2004.

Operating Income.    Operating income for the first quarter of 2004 was $10.9 million, an increase of $2.2 million, or 25.1%, compared to $8.7 million for the same period of 2003. The majority of the increase in operating income was due to the higher gross profit and improvements in selling, general, and administrative expenses and amortization, partially offset by the loss on the disposal of assets.

Interest Expense.    Interest expense primarily includes interest as set forth in the terms of our senior credit facility, our senior subordinated notes and the amortization of deferred financing fees. For the first quarter of 2004, interest expense was $14.0 million, a decrease of $0.6 million or 4.2% compared to $14.6 million for the same period of 2003. This decrease is due to lower interest payments on our variable rate debt in 2004, as well as higher financing fees expensed in the first quarter of 2003 related to an amendment in our senior credit facility.

Net Loss.    Net loss for first quarter of 2004 was $3.1 million, compared to net loss of $5.9 million for the same period of 2003. This improvement of $2.8 million was due to the increase in operating income and lower interest expense, both of which are discussed above.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first three months of 2004 was $10.4 million, compared to cash used in operations of $2.0 million in the same period in 2003. This was primarily the result of higher receivable days outstanding in the first quarter of 2003 due to the company-wide implementation of a new financial system and, to a lesser extent, improved operating results in the first quarter of 2004 compared to the same period in 2003. Additionally, there were substantial offsetting changes in cash provided by other current assets of $8.8 million and cash used by accounts payable of $7.7 million both of which were primarily caused by a change in pricing and payment terms from certain major vendors, whereby rebates on purchases were replaced by lower invoice prices at the beginning of 2004. Cash used in investing activities for the three months ended March 31, 2004, was $4.0 million, compared to $3.9 million in the same period of 2003. Cash used in financing activities for the first three months of 2004 was $26.6 million, a change of $48.7 million compared to the net cash from financing activities during the same period of 2003. This was primarily due to an amendment to our senior credit facility in the first quarter of 2003 that resulted in the addition of a $35.0 million term C loan and the payment of $3.8 million in debt issuance costs. Additionally, repayments on our Revolver were approximately $15.5 million higher in the first quarter of 2004 compared to the same period in 2003.

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

Following implementation of the above-mentioned amendments, our senior credit facility consisted of:

•	a committed tranche A term loan totaling $150.0 million,

•	a committed tranche B term loan totaling $235.0 million,

•	a tranche C term loan totaling $100.0 million (of which $35.0 million was committed at March 31, 2004, and the remainder will only be available under certain circumstances),

•	a committed tranche 2 converted term loan totaling $36.5 million, and

•	a $43.5 million revolving credit facility.

At March 31, 2004, we had $5.0 million outstanding on the revolving credit facility, and $13.9 million was reserved for outstanding standby letters of credit. The revolving credit facility matures on June 30, 2005. The amortization schedule of the tranche A term loan includes quarterly installments through June 2005, including an $83.9 million payment on June 30, 2005. The tranche B term loan requires $3.7 million in amortization payments, which range from $0.8 million to $1.5 million during 2004, seven quarterly payments of $27.8 million beginning September 30, 2005, and a final payment of $27.3 million on June 30, 2007. We are required to repay the tranche C term loan at the earlier of December 31, 2007, or after all other outstanding senior loans have been repaid. The amortization schedule of the tranche 2 converted term loan requires quarterly installments through June 2005, including a $28.8 million payment on June 30, 2005.

Borrowings under the revolver and the term loans of our senior credit facility bear interest, at our option, at either:

•	a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin; or

•	a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank Eurodollar market, plus an interest margin.

The applicable interest margin on base rate and Eurodollar loans is a fixed amount depending on the loan tranche. Those margins are as follows:

•	2.75% for base rate loans and 3.75% for Eurodollar rate loans for tranche A term loans, tranche 2 converted term loans, and revolving credit loans;

•	3.25% for base rate loans and 4.25% for Eurodollar rate loans for tranche B term loans;

•	2.25% for base rate loans and 3.25% for Eurodollar rate loans for committed tranche C term loans; and

•	a rate to be determined for uncommitted tranche C term loans, based on the agreement between us and the lender or lenders providing that loan.

Additional interest accrues on the tranche C term loan at a rate of 11.3% per annum, which will be paid at the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans. The lenders of the tranche C term loan also received units of common equity in Holdings. In connection with the January 2003 amendment, the majority owners of Holdings purchased a 100% participation interest in the $35 million tranche C term loan and received all of the units of common equity in Holdings that were issued to the lenders in connection with the January 2003 amendment.

In addition, we pay the following fees related to our senior credit facility:

•	a commitment fee on the unused commitments under the revolving credit facility of 0.50% on an annual basis, payable quarterly in arrears;

•	an annual administration fee of $0.1 million to Deutsche Bank Trust Company Americas, as administrative agent.

Starting with the January 2003 amendment to our senior credit facility, additional fees included:

•	a fee of 1.0% to be accruing on the unpaid principal balance of each loan, cash payment of which will be deferred until June 30, 2005;

•	a 2.0% fee to be accruing on all principal payments deferred by the January 2003 amendment to our senior credit facility, less any voluntary or mandatory prepayments. Cash payment of this fee will be deferred until June 30, 2005;

•	a fee on the tranche C term loan equal to 4.0% of the principal amount thereof to be paid upon repayment of the tranche C term loan (which repayment shall not be made until the earlier of December 31, 2007, or after the repayment of all other outstanding senior loans).

The obligations under our senior credit facility are (i) secured by substantially all of the assets of Holdings and its direct and indirect domestic subsidiaries and (ii) guaranteed (on a joint and several basis) by Holdings and each of its direct and indirect domestic subsidiaries other than the Company and its wholly owned subsidiary, Consolidated Container Capital Inc., and, in each case, are subject to customary exceptions.

Our senior subordinated notes and our senior credit facility contain covenants that restrict, among other things, our ability to do the following: to make certain capital expenditures; to make certain restricted payments; to incur debt in addition to our outstanding debt; to incur certain liens; to make certain investments; to enter into certain sale and leaseback transactions; and to merge, consolidate or sell all or substantially all of our and our subsidiaries’ assets, subject to certain conditions; and to enter into certain transactions with affiliates. Our senior credit facility also requires us to maintain financial ratios relating to the minimum levels of earnings before interest and taxes plus depreciation and amortization, and fixed charge coverage. At March 31, 2004, we were in compliance with all covenants under the indenture governing our senior subordinated notes and our senior credit facility.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at March 31, 2004, future funds generated by operations and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2004.

As recently announced, we are seeking to refinance debt outstanding under our existing senior credit facilities. The refinancing is expected to be completed with the proceeds from an institutional private placement of approximately $170.0 million of senior secured notes due in 2009, an approximate $200.0 million senior secured term loan facility due in 2008 and a capital contribution of $45.0 million from our parent company, Consolidated Container Holdings LLC, reflecting the proceeds of its sale of preferred stock to its existing members. In connection with the refinancing, we also expect to enter into a $45.0 million senior secured revolving credit facility. Although no assurances can be given that the proposed refinancing will be completed as described herein or on any other terms, the refinancing is expected to close in May 2004, subject to market and other customary closing conditions.

The senior secured notes will be secured on a second-lien basis and will rank equally with all of our existing and future senior obligations and will rank senior to all of our existing and future subordinated indebtedness. The notes will be guaranteed by all of our domestic subsidiaries.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of March 31, 2004 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt(a)	$570,843	$16,510	$307,028	$62,305	$185,000
Operating Leases(b)	131,807	20,473	36,803	33,350	41,181
Revolving Credit Facility(c)	5,000	5,000	—	—	—

Total Contractual Cash Obligations	$707,650	$41,983	$343,831	$95,655	$226,181

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit	$13,922	$13,922	$—	$—	$—
Revolving Credit Facility(d)	24,578	24,578	—	—	—

Total Commercial Commitments	$38,500	$38,500	$—	$—	$—

(a)	A description of significant terms and conditions of our senior credit facility are included herein.

(b)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.8 million due in the future under non-cancelable subleases.

(c)	The revolving credit facility represents the actual outstanding balance as of March 31, 2004.

(d)	The revolving credit facility represents the unused borrowing commitment available to us as of March 31, 2004, excluding our minimum borrowing increment of $0.5 million.

Off-Balance Sheet Arrangements

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Under Revised SFAS No. 132 interim period disclosures are required regarding the amount of net periodic benefit costs recognized for each period for which a statement of income is presented, showing separately the various components of net periodic pension cost and the total amount of employer’s contributions paid, and expected to be paid during the fiscal year. The interim-period disclosures of this statement are effective for interim periods beginning after December 15, 2003. We have adopted SFAS No. 132 Revised and included the additional disclosures in note 9 to these consolidated financial statements.

Forward Looking Statements

The statements other than statements of historical facts included in this quarterly report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements, as defined in

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements may be indicated by phrases such as “will,” “estimates,” “plans,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “foresees,” “projects,” “forecasts” or words of similar meaning or import. We have made such statements in prior filings with the Securities and Exchange Commission and in this quarterly report. Such statements are subject to certain risks, uncertainties, or assumptions, and therefore, management can make no representations or warranties as to the accuracy or reasonableness of such statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations in this quarterly report, including, but not limited to:

•	the costs and availability of raw materials, particularly resins;

•	increases in the costs of compliance with laws and regulations, including environmental laws and regulations;

•	the loss of any of our major customers, including the risk that our customers will purchase less of our products than we expect under requirements contracts;

•	unseasonable weather changes, particularly during the spring and summer months;

•	the ability to compete effectively regionally and nationally;

•	the ability to develop or adapt to new technologies;

•	our dependence on key management;

•	our ability to obtain additional financing or make payments on our debt;

•	our high degree of leverage and substantial indebtedness;

•	regulatory developments, industry conditions and market conditions; and

•	general economic conditions.

Any forward-looking statements made herein speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

Risk Factors

Fluctuations in raw material prices and raw material availability may affect our results.

We face the risk that our access to some raw materials may be interrupted or that we may not be able to purchase these raw materials at prices that are acceptable to us. We use large quantities of high density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers and our purchases of raw materials are subject to market prices. Although generally we are able to pass changes in the prices of raw materials through to our customers over a period of time, we may not always be able to do so or there may be a lag between the time our costs increase and the time we pass those costs through to our customers. We cannot assure you that we will be able to pass through any future raw material price increases in a timely manner. Any limitation on our ability to pass through price increases on a timely basis could negatively affect our results of operations.

We depend on several large customers, the loss of which could have a material adverse effect on us. In addition, because many of our customers’ contracts are requirements contracts, we face the risk that they will purchase less than we anticipated.

For the year ended December 31, 2003, our largest customer accounted for approximately 16% of our container sales, and our ten largest customers accounted for approximately 51% of such sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. Furthermore, most of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we generally face the risk that the customers will not purchase expected amounts of the products covered under contracts. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business and we cannot guarantee that we will be able to successfully renew these contracts as they expire.

We face considerable competitive risk.

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally and from firms operating regionally. Several of these competitors are larger and/or have greater financial resources than we do. Our primary national competitors include Constar International, Graham Packaging, Liquid Container, Owens-Illinois, Plastipak Packaging, Ring Technologies and Silgan Holdings. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blowmolding capacity, such as Nestle Waters North America, Kroger and Dean Foods. We cannot assure you that we will be able to compete effectively or that our competition will not cause our revenues or profitability to decrease.

We have substantial leverage, which may affect our ability to use funds for other purposes.

We have a substantial amount of outstanding indebtedness. A substantial portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness, which will reduce funds available to us for other purposes, including capital expenditures. We also carry a higher degree of leverage than some of our competitors, which could place us at a disadvantage to some of our competitors in certain circumstances. If we were to experience poor financial and operational results, the combination of the poor performance and our substantial leverage might create difficulties in complying with the covenants contained in our senior credit facility and indenture. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default or cross-acceleration provisions.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, our indebtedness. We may also borrow additional debt under our senior credit facility, increasing the risks discussed below. Our substantial leverage could have significant consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a possible competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants in our outstanding notes and our other indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

The indenture governing our outstanding indebtedness contains, restrictive covenants that limit our ability to:

•	incur additional debt or issue preferred equity;

•	pay dividends or make distributions on our equity interests or repurchase our equity interests;

•	repurchase subordinated indebtedness;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens on our assets to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company;

•	sell, lease or otherwise dispose of all or substantially all of our assets; and

•	make capital expenditures above specified levels.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. Our senior credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to such indebtedness. Upon the occurrence of an event of default under our senior credit facility or such other indebtedness, the lenders or holders of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other debt, including the Notes.

To service our indebtedness, make capital expenditures and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate and have excess cash in the future, which is dependent on various factors. These factors include the price and availability of raw materials such as resins, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under our senior credit facility or otherwise in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our outstanding notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our indenture and credit facilities limit but do not fully prohibit our subsidiaries or us from incurring additional indebtedness. In addition, we could incur significant additional indebtedness under our credit facilities, which our domestic subsidiaries guarantee. If new debt is added to our and our domestic subsidiaries’ current debt levels, the related risks that we now face could intensify.

We operate under a variety of safety and environmental laws and regulations, and are subject to national, state, provincial, international and/or local laws and regulations.

We are subject to a broad range of national, state, provincial, international and local environmental laws and safety regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. Compliance with these laws and regulations can require significant capital expenditures and operating expenses. These laws and regulations can be complex and may change often, making it difficult to maintain compliance, and violations of these laws and regulations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund” in the United States, impose strict, and in some cases, joint and several, liability on specified parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, contamination at properties that we formerly owned or operated, as well as contamination at properties that we currently own or operate or to properties to which we sent hazardous substances, may result in our liability under environmental laws. As a manufacturer, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. We could, in the future, incur a material liability arising from the costs of complying with environmental laws or claims concerning non-compliance, or liability from contamination.

In addition, a number of governmental authorities both in the United States and abroad have considered or are expected to consider legislation aimed at reducing the amount of plastic wastes disposed. Proposed legislation has included mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing levels of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers, or otherwise negatively impact our business.

Our business is seasonal and cool spring and summer weather may result in lower sales.

Unseasonably cool weather during the spring or summer could reduce our net sales and profitability. A significant portion of our revenue is attributable to the sale of beverage containers. Accordingly, our financial results are typically stronger in the second and third quarters of the year when there is higher consumption of beverages. Unseasonably cool summer weather has in the past resulted in a decrease in consumption in bottled water and other beverages, thereby reducing our container sales to beverage makers.

Rapid changes in available technologies could render our products and services obsolete.

Significant technology advances could render our existing technology or our products obsolete. The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. We attribute much of our sales to our existing technology, and our ability to compete may dissipate if our technology becomes obsolete. If we are unsuccessful in responding to these developments or do not respond in a cost-effective manner, our sales and profitability may decline. To be successful, we must adapt to changing markets by continually improving our products and services and by developing new products and services to meet the demand of our customers.

Our business is exposed to product liability risk and negative publicity of our customers.

Our business entails products liability risk. Currently, we maintain approximately $52 million of insurance for products liability claims, but the amount and scope of our insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, products liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. Accordingly, we cannot assure you that we have, or will continue to have, adequate insurance coverage against possible products liability claims against us. In addition, our customers are exposed to products liability risk and possible negative publicity concerning their products for which they use our containers, which could cause us to lose those customers as well as future customers.

The interests of our controlling equity holders, Vestar Capital Partners III and Dean Foods Company, may conflict with our noteholders.

The interests of Vestar Capital Partners III and Dean Foods Company, the ultimate controlling equity holders of Consolidated Container Holdings LLC, our parent company, may conflict with the holders of our outstanding notes. For example, Vestar Capital Partners III and Dean Foods, as equity holders, may have an incentive to increase the value of their equity investment or cause us to distribute funds at the expense of our financial risk and our ability to make payments on the outstanding notes. Each of Vestar Capital Partners III, through affiliates which it controls, and Dean Foods, through its indirect ownership, is able to veto most major decisions regarding our management and operations. In addition, Vestar Capital Partners III, through affiliates which it controls, will have the sole power to elect a majority of the management committee and appoint new officers and management and, therefore, will effectively control many other major decisions regarding our operations. We cannot assure you that the interests of either Vestar Capital Partners III or Dean Foods will not conflict with the interests of the holders of our outstanding notes.

We are dependent on several key senior managers, the loss of whom could have a material effect on our business and development.

We have several key personnel, the loss of whom could have a material adverse effect on our business. The loss of the services provided by Stephen E. Macadam, our President and Chief Executive Officer of Consolidated Container Company, among others, could interrupt our business before we are able to find a suitably qualified and experienced replacement.

Employee slowdowns, strikes and similar actions could have a material adverse effect on our business and operations.

At December 31, 2003, we employed approximately 4,000 people. Approximately 1,000 of these employees were hourly workers covered by collective bargaining agreements, which expire between March 1, 2005 and October 31, 2006. In addition, the transportation and delivery of raw materials to our manufacturing facilities and of our products to our customers by union members is critical to our business. A prolonged labor dispute, slowdown, strike or similar action could have a material adverse effect on our business and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the quarter ended March 31, 2004, would have increased floating-rate interest expense by approximately $1.4 million. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2004, the estimated fair value of the Notes was $148.9 million.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, including a disclosure committee formed in 2002 that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2004. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Beginning in 2002 and continuing into 2004, management implemented several changes to policies and procedures to formalize the processes whereby information relating to us is identified, assembled and presented to responsible parties on a timely basis. These changes have included, but are not limited to, improvements such as: changing the organizational and reporting structures to ensure more direct channels of communication to the CEO and CFO and encouraging greater accountability throughout the organization; establishing a set of core values in the Company to better define the manner in which our employees are expected to operate with regard to integrity, ethics, and competence; establishing anonymous channels of communication (e.g. ethics hotline) whereby employees can report unethical, fraudulent or criminal behavior; investing significant capital and expense dollars in a process to convert to a single financial system to improve the timeliness, accuracy and availability of financial data; forming a disclosure committee to help ensure that all disclosures, both financial and non-financial, are complete and fairly present the financial and operational condition of the Company in all material respects; holding a quarterly litigation meeting to discuss any litigation currently facing the Company; implementing a system of periodic reporting and reviews of the business at all levels (as low as the facility level) in order to understand any and all of our material issues and to allow management to focus on areas of significant concern; and implementing a certification process in all key areas of the Company to ensure identification and disclosure of any items material to the Company. The financial systems conversion process is now complete, and it is management’s opinion that the Company’s internal controls will continue to strengthen as the capabilities of this single system are realized.

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

May 5, 2004	CONSOLIDATED CONTAINER COMPANY LLC
(Registrant)

	By:	/s/ Stephen E. Macadam
Stephen E. Macadam
President, Chief Executive Officer, and Manager

	By:	/s/ Tyler L. Woolson
Tyler L. Woolson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.