Form 10-Q
period 2004-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2004-08-05
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,807	$31,635
Investment securities	92	97
Accounts receivable (net of allowance for doubtful accounts of $1,602 in 2004 and $1,293 in 2003)	90,323	86,477
Inventories	55,851	50,227
Other current assets	12,772	24,588

Total current assets	178,845	193,024
PROPERTY AND EQUIPMENT, Net	274,682	276,064
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS, Net	19,890	18,200

	$683,276	$697,147

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$88,779	$85,626
Accrued liabilities	43,211	41,522
Revolving credit facility	—	29,500
Current portion of long-term debt	2,200	11,587

Total current liabilities	134,190	168,235
LONG-TERM DEBT	554,658	561,333
OTHER LIABILITIES	54,533	62,952
COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Member’s deficit	(31,923)	(67,292)
Foreign currency translation adjustment	(495)	(394)
Minimum pension liability adjustment	(27,687)	(27,687)

Total member’s deficit	(60,105)	(95,373)

	$683,276	$697,147

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$190,293	$188,134	$375,721	$372,637
Cost of sales	164,181	166,789	326,629	329,746

Gross profit	26,112	21,345	49,092	42,891
Selling, general and administrative expense	(11,751)	(12,237)	(23,006)	(24,682)
Amortization expense	(8)	(326)	(17)	(650)
Stock based compensation expense	(153)	(199)	(263)	(399)
(Loss) gain on disposal of assets	(374)	219	(1,079)	354

Operating income	13,826	8,802	24,727	17,514
Interest expense	(20,079)	(13,952)	(34,076)	(28,559)

Net loss	(6,253)	(5,150)	(9,349)	(11,045)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(44)	224	(101)	340

Comprehensive loss	$(6,297)	$(4,926)	$(9,450)	$(10,705)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,349)	$(11,045)
Adjustment to reconcile net loss to net cash from operating activitites:
Depreciation and amortization	19,118	20,787
Debt and refinancing cost amortization	8,991	3,287
Stock based compensation	263	399
Currency translation	(101)	340
Loss (gain) on disposal of assets	1,079	(354)
Accretion of senior secured discount notes	1,756	—
Changes in operating assets and liabilities
Accounts receivable	(3,846)	(18,456)
Inventories	(5,624)	(1,843)
Other current assets	11,816	5,326
Intangibles and other assets	(1,084)	(2,163)
Accounts payable	3,153	5,608
Accrued liabilities	1,820	(2,990)
Other long term liabilities	(8,419)	7,301

Net cash from operating activities	19,573	6,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,822)	(12,407)
Net change in investments	5	4
Proceeds from disposal of property and equipment	1,655	892
Cash paid for acquisitions	(131)	(48)

Net cash from investing activities	(18,293)	(11,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving lines of credit	(29,500)	(31,000)
Issuance of notes payable	220,000	35,000
Issuance of senior secured discount notes	150,102	—
Payments on notes payable to banks and capital leases	(387,920)	(2,432)
Payments of debt issuance costs	(10,245)	(4,579)
Member’s contribution net of related costs (Note 5)	44,575	—
Tax (distribution) receipt to the benefit of the member	(120)	903

Net cash from financing activities	(13,108)	(2,108)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,828)	(7,470)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,635	24,382

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,807	$16,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$31,607	$21,024

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations and cash flows for the six months ended June 30, 2004 and the corresponding balance sheet as of June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company (“Holdings”). The common units of Holdings are 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.0% owned by Franklin Plastics Inc., a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, as discussed more fully below, Holdings recently issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC, which is also controlled by Vestar Capital Partners, III L.P. and its affiliates, and 26.6% owned by Franklin Plastics Inc.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

2. INVENTORIES

Inventories consisted of the following at June 30, 2004, and December 31, 2003:

	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Raw materials	$24,918	$21,077
Parts and supplies	7,465	7,505
Finished goods	23,468	21,645

	$55,851	$50,227

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2004, and December 31, 2003:

	June 30, 2004	December 31, 2003
	(Amounts in thousands)
Senior credit facility—term loans	$220,000	$387,833
Senior secured discount notes	151,858	—
Senior subordinated notes	185,000	185,000
Capital lease obligations	—	87

	556,858	572,920
Less current portion	(2,200)	(11,587)

	$554,658	$561,333

In connection with its formation in 1999, the Company issued senior subordinated notes in a private placement under Rule 144A of the Securities Act of 1933, as amended, and entered into a senior credit facility providing for various term loans, revolving loans and letters of credit.

On May 20, 2004, the Company entered into a new senior credit facility (the “Senior Credit Facility”) that included a $220.0 million term loan and a $45.0 million revolving credit facility (the “Revolver”), of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10 ¾% senior secured discount notes which generated net proceeds of approximately $150.1 million in a private placement under Rule 144A of the Securities Act of 1933, as amended. Additionally, the Company’s parent, Consolidated Container Holdings LLC, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay our outstanding borrowings, accrued interest, and deferred obligations under our then existing senior credit facility, and fees of approximately $12.0 million related to the refinancing. These expenses have been deferred and are included in intangibles and other assets in the accompanying condensed consolidated balance sheet and are being amortized ratably over the terms of the applicable debt. The retirement of our then existing debt also required the write-off of related deferred financing costs in the amount of $6.5 million, which is included in interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss.

Senior Credit Facility—The Senior Credit Facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility. The term loan facilities and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, all of which was outstanding at June 30, 2004. The Company is required to repay the term loan in quarterly installments of $550,000 commencing September 30, 2004 and continuing through September 2008, with the remaining balance due December 15, 2008.

Revolver

The commitment amount under the Revolver was $45.0 million as of June 30, 2004, of which no principal amount was outstanding. Additionally, as of June 30, 2004 the Company had approximately $13.6 million of outstanding letters of credit under the Revolver. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at either:

•	a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin of 2.25%, with respect to term loans and 2.75%, with respect to revolving loans; or

•	a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank Eurodollar market, plus an interest margin of 3.25%, with respect to term loans and 3.75%, with respect to revolving loans.

As of June 30, 2004, the term loan bore interest at rates ranging from 4.7% to 5.1%. Interest on base rate loans is paid on a quarterly basis. Interest on Eurodollar loans is paid on the last day of each interest period applicable thereto, and, if the interest period is longer than three months, on the date occurring at three month intervals after the first day of the interest period. In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facilities ranging from 0.50% to 0.75% on an annual basis dependent on its secured term debt leverage ratio, payable quarterly in arrears.

The Senior Credit Facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended June 30, 2004.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated net proceeds of approximately $150.1 million at issuance. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At June 30, 2004, the estimated fair value of the senior secured discount notes was $157.3 million.

Unless the Company elects to accrue and pay cash interest as described below, the interest on the notes, combined with the initial proceeds, will accrete to $207.0 million during the period from the issue date of the notes until June 15, 2007 at a rate of 10 3/4% per annum, compounded semiannually on June 15 and December 15 of each year. The Company amortizes the discount on these notes to long-term debt using the effective interest method. The Company is required to accrue and pay cash interest on the notes semi-annually on each June 15 and December 15 at a rate of 10 3/4% per annum, with cash interest payments in arrears commencing on December 15, 2007.

At the Company’s option, it may irrevocably elect to commence accruing cash interest before June 15, 2007. If such an election is made, the Company must make that election on or before the interest payment date preceding the first cash interest payment. Additionally, once the election is made to begin accruing and paying cash interest, (i) the Company will be obligated to pay cash interest on all subsequent interest payment dates, (ii) the notes will cease to accrete in principal amount and (iii) the outstanding principal amount at maturity will be equal to the accreted value of the new notes as of the date on which the notes commenced accruing cash interest.

Senior Subordinated Notes—The senior subordinated notes were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At June 30, 2004, the estimated fair value of the senior subordinated notes was $163.7 million.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The obligations under the Senior Credit Facility on a first-priority basis and obligations under the senior secured discount notes on a second-priority basis are (i) secured by substantially all of the assets of Holdings (in the case of the Senior Credit Facility) and its direct and indirect domestic subsidiaries and (ii) guaranteed (on a joint and several basis) by the Company’s direct and indirect domestic subsidiaries other than Consolidated Container Capital Inc., (in the case of the senior secured discount notes) and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors.

The Senior Credit Facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to Consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital spending covenant. At June 30, 2004, the Company was in compliance with all covenants under the Senior Credit Facility, the senior secured discount notes and the senior subordinated notes.

Scheduled Maturities—The scheduled annual maturities of long-term debt at June 30, 2004, were as follows (in thousands):

Six months ending December 31, 2004	$1,100
Year ending December 31,
2005	2,200
2006	2,200
2007	2,200
2008	212,300
2009	392,000

Total amounts due at maturity	$612,000
Less: Unamortized discount on senior secured discount notes	55,142

$556,858

4. RESTRUCTURING ACCRUALS

The restructuring accruals relate to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of June 30, 2004, relates primarily to remaining lease commitments, which extend through December 2015.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reconciliation of the restructuring accruals for the six months ended June 30, 2004 was as follows:

	1997 Restructuring	1999 Restructuring

	(Amounts in thousands)
Balance at January 1, 2004	$3,708	$3,050
2004 charges	(96)	(79)

Balance at June 30, 2004	$3,612	$2,971

Items charged to the accruals were cash items, including lease and property tax payments, partially offset by receipts from sub-leases.

5. RELATED PARTY TRANSACTIONS

The Company had net sales to Dean Foods Company and its affiliates of approximately $87.2 million and $80.1 million for the six months ended June 30, 2004 and 2003, respectively. Accounts receivable from Dean Foods, net of amounts owed at June 30, 2004, and December 31, 2003, amounted to approximately $10.9 million and $12.0 million, respectively.

In connection with the refinancing in May 2004, Consolidated Container Holdings sold 45,000 Series B Convertible Preferred Units to Vestar CCH Preferred LLC, an affiliate of Vestar Capital Partners III, L.P., and to Franklin Plastics, Inc., an affiliate of Dean Foods Company, for $1,000 per unit in cash. Consolidated Container Holdings then made a capital contribution to the Company of the $45.0 million in proceeds received from the sale of the Series B Convertible Preferred Units. This contribution, offset by the associated issuance costs for which the Company paid on behalf of Holdings, has been recorded in Member’s Deficit.

Additional ongoing contractual relationships with related parties are documented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Separate quarterly disclosure of these relationships is not deemed necessary due to the immateriality of the amounts involved or the static nature of the arrangements.

6. GUARANTOR FINANCIAL STATEMENTS

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

7. STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in both of the six month periods ended June, 2004 and 2003 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost charged against income for the six months ended June 30, 2004 and 2003 was $0.3 million and $0.4 million, respectively.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three months and six months ended June 30, 2004 and 2003 are as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Amounts in thousands)
Service cost	$163	$352	$326	$426	$26	$21	$51	$41
Interest cost	1,396	2,235	2,791	2,705	102	67	204	129
Expected return on plan assets	(1,344)	(1,923)	(2,687)	(2,328)	—	—	—	—
Amortization of prior service cost	48	116	96	141	—	—	—	—
Recognized actuarial loss	702	1,360	1,404	1,646	—	—	—	—

Net periodic benefit cost	$965	$2,140	$1,930	$2,590	$128	$88	$255	$170

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $9.7 million to its defined benefit pension plans in 2004. As of June 30, 2004, $1.7 million of contributions have been made. The Company anticipates contributing an additional $6.1 million to fund its defined benefit pension plans in 2004 for a total of $7.9 million. The decrease in required funding was due to legislative changes enacted in April 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products, beverage and dairy companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 60 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have four international manufacturing facilities in Canada, Mexico and Puerto Rico. In 2003, we sold containers to the dairy, water, juice & other beverage, household chemical & personal care, agricultural & industrial chemical, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene (“HDPE”), polycarbonate (“PC”), polypropylene (“PP”), and polyethylene terephthalate (“PET”).

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

Results of Operations

Three months ended June 30, 2004, compared to three months ended June 30, 2003

Net Sales. Net sales for the second quarter of 2004 were $190.3 million, an increase of $2.2 million or 1.1%, compared to $188.1 million for the same period of 2003. Sales for the quarter compared to the same period last year would be approximately the same after adjusting for the higher average resin prices prevailing during the second quarter of 2004. Sales for the quarter compared to the prior year were negatively impacted by the closure of one facility, the sale of two other facilities, as well as weaker volumes at a few large customers. These negative impacts were offset primarily by new business that was commercialized during the first and second quarters of this year.

Gross Profit. Gross profit for the second quarter of 2004 was $26.1 million, an increase of $4.8 million or 22.3%, compared to $21.3 million for the same period of 2003. The increase in gross profit was driven primarily by $1.3 million of lower direct labor costs in the plants, and lower lease and insurance expense of $1.5 million.

Selling, General, and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes, non-production related costs, including salaries, benefits, travel, rent, etc. for our corporate functions (such as executive management, sales, procurement, finance, accounting, human resources, etc.). For the second quarter of 2004, SG&A was $11.8 million, a decrease of $0.5 million or 4.0%, compared to $12.2 million for the same period of 2003. This change resulted from a decrease of approximately $1.5 million primarily generated by our cost management initiatives implemented in the second half of 2003 impacting areas such as third-party contractor fees, travel and entertainment, lease expense and salaries. These improvements were partially offset by an increase in incentive compensation expense of $1.0 million, reflecting our improved operating and financial results.

Amortization Expense. Amortization expense primarily includes the amortization of acquired contracts and non-compete agreements. For the second quarter of 2004, amortization expense decreased by $0.3 million or 97.5%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V.

(Loss) Gain on Disposal of Assets. Loss on disposal of assets for the second quarter of 2004 was $0.4 million, compared to a gain of $0.2 million for the same period of 2003. The change was due to several factors, including the closing of a plant and the disposal of obsolete equipment.

Operating Income. Operating income for the second quarter of 2004 was $13.8 million, an increase of $5.0 million, or 57.1%, compared to $8.8 million for the same period of 2003. The increase in operating income was primarily due to the increase in gross profit and the improvement in SG&A, partially offset by the loss on disposal of assets, all of which are discussed in more detail above.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes and the amortization of deferred financing fees. Interest expense for the second quarter of 2004 was $20.1 million, an increase of $6.1 million or 43.9%, compared to $14.0 million for the same period of 2003. This change was primarily attributable to the write-off of the deferred financing fees from the former senior credit facility, which totaled $6.5 million, partially offset by a more favorable interest agreement in the new senior credit facility.

Net Loss. Net loss for second quarter of 2004 was $6.3 million, compared to net loss of $5.2 million for the same period of 2003. This change of $1.1 million was due to the $6.1 million increase in interest expense due to the refinancing of the senior credit facility, offset by the $5.0 million increase in operating income.

Six months ended June 30, 2004, compared to six months ended June 30, 2003

Net Sales. Net sales for the first half of 2004 were $375.7 million, an increase of $3.1 million or 0.8%, compared to $372.6 million for the same period of 2003. Excluding the impact on sales revenue of higher HDPE prices during the first six months of this year, sales would have been approximately $365.7 million, a decrease of $6.9 million from the same period of time during 2003. This decrease was primarily attributable to the closure of one facility, the sale of two other facilities, as well as weaker volumes at a few large customers.

Gross Profit. Gross profit for the first half of 2004 was $49.1 million, an increase of $6.2 million or 14.5%, compared to $42.9 million for the first half of 2003. The increase in gross profit was driven primarily by lower direct labor costs of $2.1 million and lower lease and insurance expenses of $2.4 million.

Selling, General, and Administrative Expense. For the first half of 2004, SG&A was $23.0 million, a decrease of $1.7 million or 6.8%, compared to $24.7 million for the same period of 2003. This change resulted from approximately $2.9 million of savings primarily generated by our cost management initiatives implemented in the second half of 2003 impacting areas such as salary and benefits, third-party contractor fees, travel, lease expense and various other expenses. These improvements were partially offset by an increase in incentive compensation expense of $1.2 million, reflecting our improved operating and financial results.

Amortization Expense. For the first half of 2004, amortization expense decreased by $0.6 million or 97.4%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V. at the end of 2003.

(Loss) Gain on Disposal of Assets. Loss on disposal of assets for the first half of 2004 was $1.1 million compared to a gain of $0.4 million for the same period of 2003. The change was due to the closing of two plants and the disposal of obsolete equipment during the first half of 2004.

Operating Income. Operating income for the first half of 2004 was $24.7 million, an increase of $7.2 million, or 41.2%, compared to $17.5 million for the same period of 2003. The majority of the increase in operating income was due to higher gross profit and improvements in SG&A and amortization, partially offset by the loss on the disposal of assets, all of which are discussed in more detail above.

Interest Expense. For the first half of 2004, interest expense was $34.1 million, an increase of $5.5 million or 19.3% compared to $28.6 million for the same period of 2003. This increase is primarily due to the write-off of deferred financing fees related to our former senior credit facility, which totaled $6.5 million. This amount is also partially offset by a more favorable interest agreement in association with our new senior credit facility.

Net Loss. Net loss for first half of 2004 was $9.3 million, compared to net loss of $11.0 million for the same period of 2003. This improvement of $1.7 million was due to the increase in operating income, partially offset by an increase in interest expense due to the senior credit facility refinancing, both of which are discussed above.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first six months of 2004 was $19.6 million, compared to $6.2 million in the same period in 2003. Several factors contributed to this improvement. First, was an $8.3 million decrease in net loss adjusted for non-cash items. Second, cash from accounts receivable improved $14.6 million. This was primarily due to a decrease in receivable days outstanding between June 30, 2003 and June 30, 2004 that resulted from receivables being negatively impacted in 2003 by our implementation of a new company-wide financial system. Third, other current assets generated a $6.5 million improvement in cash primarily due to the elimination of certain quarterly vendor rebates. Lastly, these items were partially offset by a $13.2 million impact from deferred interest and fees on our former senior credit facility, which was being accrued for in the first half of 2003 and continuing through the date of our refinancing, at which time these items were paid. Cash used in investing activities for the six months ended June 30, 2004, was $18.3 million, compared to $11.6 million in the same period of 2003. The change was primarily due to higher capital expenditures, including a $4.9 million increase in payments made to buy-out leases during 2004. Cash used in financing activities for the first six months of 2004 was $13.1 million, a change of $11.0 million compared to $2.1 million during the same period of 2003. This was primarily due to the Company entering into a new senior credit facility that included a $220.0 million term loan. The Company also issued senior secured discount notes which generated net proceeds of approximately $150.1 million. Additionally, a capital contribution was made totaling $45.0 million. Offsetting were the principal payments on debt related to the former senior credit facility totaling $387.9 million and the proceeds from the issuance of a $35.0 million term loan during 2003.

On May 20, 2004, the Company entered into a new senior credit facility that included a $220.0 million term loan and a $45.0 million revolving credit facility, of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10 3/4% senior secured discount notes which generated net proceeds of approximately $150.1 million in a private placement under Rule 144A of the Securities Act of 1933, as amended. Additionally, the Company’s parent, Consolidated Container Holdings LLC, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay our outstanding borrowings, accrued interest, and deferred obligations under our then existing senior credit facility, and fees of approximately $12.0 million related to the refinancing.

Senior Credit Facility—Following the above-mentioned transactions, our senior credit facility consisted of:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At June 30, 2004, we had no borrowings outstanding on the revolving credit facility, and $13.6 million was reserved for outstanding standby letters of credit. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly installments of $550,000 commencing September 30, 2004 and continuing through September 2008, with the remaining balance due December 15, 2008.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at either:

•	a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin of 2.25%, with respect to term loans and 2.75%, with respect to revolving loans; or

•	a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank Eurodollar market, plus an interest margin of 3.25%, with respect to term loans and 3.75%, with respect to revolving loans.

In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facilities ranging from 0.50% to 0.75% on an annual basis dependent on its secured term debt leverage ratio, payable quarterly in arrears.

The Senior Credit Facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended June 30, 2004.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated net proceeds of approximately $150.1 million at issuance. The notes will mature on June 15, 2009.

Unless the Company elects to accrue and pay cash interest as described below, the interest on the notes, combined with the initial proceeds, will accrete to $207.0 million during the period from the issue date of the notes until June 15, 2007 at a rate of 10 3/4% per annum, compounded semiannually on June 15 and December 15 of each year. The Company is required to accrue and pay cash interest on the notes semi-annually on June 15 through December 15 at a rate of 10 3/4% per annum, with cash interest payments in arrears commencing on December 15, 2007.

At the Company’s option, it may irrevocably elect to commence accruing cash interest before June 15, 2007. If such an election is made, the Company must make that election on or before the interest payment date preceding the first cash interest payment. Additionally, once the election is made to begin accruing and paying cash interest, (i) the Company will be obligated to pay cash interest on all subsequent interest payment dates, (ii) the notes will cease to accrete in principal amount and (iii) the outstanding principal amount at maturity will be equal to the accreted value of the new notes as of the date on which the notes commenced accruing cash interest.

Senior Subordinated Notes—The senior subordinated notes were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The obligations under the Senior Credit Facility on a first-priority basis and obligations under the senior secured discount notes on a second-priority basis are (i) secured by substantially all of the assets of Holdings (in the case of the Senior Credit Facility) and its direct and indirect domestic subsidiaries and (ii) guaranteed (on a joint and several basis) by the Company’s direct and indirect domestic subsidiaries other than, Consolidated Container Capital Inc., (in the case of the senior secured discount notes) and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors.

The Senior Credit Facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to Consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital spending covenant. At June 30, 2004, the Company was in compliance with all covenants under the Senior Credit Facility, the senior secured discount notes and the senior subordinated notes.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at June 30, 2004, future funds generated by operations and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2004.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of June 30, 2004 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long Term Debt (a)	$612,000	$2,200	$4,400	$420,400	$185,000
Interest on Long Term Debt (b)	201,170	31,692	61,167	98,946	9,365
Operating Leases (c)	124,428	19,440	35,862	32,100	37,026
Revolving Credit Facility (d)	—	—	—	—	—

Total Contractual Cash Obligations	$937,598	$53,332	$101,429	$551,446	$231,391

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

	(in thousands)
Standby Letters of Credit	$13,625	$13,625	$—	$—	$—
Revolving Credit Facility (e)	31,375	31,375	—	—	—

Total Commercial Commitments	$45,000	$45,000	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of June 30, 2004, the unamortized discount on that debt was $55.1 million, leaving the total book value of long term debt at $556.9 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes and senior subordinated notes is included herein.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of June 30, 2004 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.6 million due in the future under non-cancelable subleases.
(d)	The revolving credit facility represents the actual outstanding balance as of June 30, 2004.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of June 30, 2004, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We face the risk that our access to some raw materials may be interrupted or that we may not be able to purchase these raw materials at prices that are acceptable to us. We use large quantities of high-density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers and our purchases of raw materials are subject to market prices. Although generally we are able to pass changes in the prices of raw materials through to our customers over a period of time, we may not always be able to do so or there may be a lag between the time our costs increase and the time we pass those costs through to our customers. We cannot assure you that we will be able to pass through any future raw material price increases in a timely manner. Any limitation on our ability to pass through price increases on a timely basis could negatively affect our results of operations.

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

We face considerable competitive risk.

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally and from firms operating regionally. Several of these competitors are larger and/or have greater financial resources than we do. Our primary national competitors include Constar International, Graham

Packaging, Liquid Container, Owens-Illinois, Plastipak Packaging, Ring Technologies and Silgan Holdings. In addition, we face substantial competition from a number of companies with significant in-house bottling and blowmolding capacity, such as Nestle Waters North America, Kroger and Dean Foods. We cannot assure you that we will be able to compete effectively or that our competition will not cause our revenues or profitability to decrease.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our senior subordinated notes and our senior secured discount notes, which we refer to together as the notes, and our other indebtedness. We may also borrow additional debt under our senior credit facility, increasing the risks discussed below. Our substantial leverage could have significant consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a possible competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants in the notes and our other indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

The indentures governing our outstanding indebtedness, the notes and our new senior credit facility contain, restrictive covenants that limit our ability to:

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

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our other indebtedness and our new senior credit facility contain, other and more restrictive covenants that prohibit us from prepaying our other indebtedness, including the notes. Our senior credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to such indebtedness, including the notes. Upon the occurrence of an event of default under our new senior credit facility or such other indebtedness, the lenders or holders of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other debt, including the notes.

To service our indebtedness, make capital expenditures and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate and have excess cash in the future, which is dependent on various factors. These factors include the price and availability of raw materials such as resins, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under our new senior credit facility or otherwise in amounts sufficient to enable us to pay the notes or our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our new senior credit facility and the notes, on commercially reasonable terms or at all.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and our senior credit facility limit but do not fully prohibit our subsidiaries or us from incurring additional indebtedness. In addition, we could incur significant additional indebtedness under our senior credit facility, which our domestic subsidiaries guarantee. If new debt is added to our and our domestic subsidiaries’ current debt levels, the related risks that we now face could intensify.

We operate under a variety of safety and environmental laws and regulations, and are subject to national, state, provincial, international and/or local laws and regulations.

We are subject to a broad range of national, state, provincial, international and local environmental laws and safety regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. Compliance with these laws and regulations can require significant capital expenditures and operating expenses. These laws and regulations can be complex and may change often, making it difficult to maintain compliance, and violations of these laws and regulations may result in substantial fines and penalties. In addition, environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as “Superfund” in the United States, impose strict, and in some cases, joint and several, liability on specified parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, contamination at properties that we formerly owned or operated, as well as contamination at properties that we currently own or operate or to properties to which we sent hazardous substances, may result in our liability under environmental laws. As a manufacturer, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. We could, in the future, incur a material liability arising from the costs of complying with environmental laws or claims concerning non-compliance, or liability from contamination.

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

Unseasonably cool or wet weather during the spring or summer could reduce our net sales and profitability. A significant portion of our revenue is attributable to the sale of beverage containers. Accordingly, our financial results are typically stronger in the second and third quarters of the year when there is higher consumption of beverages. Unseasonably cool or wet summer weather has in the past resulted in a decrease in consumption in water and other beverages, thereby reducing our container sales to beverage makers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the quarter ended June 30, 2004, would have increased floating-rate interest expense by approximately $0.4 million. The fair value of the Company’s long-term debt is based on quoted market prices. At June 30, 2004, the estimated fair value of the senior subordinated notes was $163.7 million and the estimated fair value of the senior secured discount notes was $157.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including a disclosure committee formed in 2002 that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2004. Based on that evaluation, the disclosure committee concluded that the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 24, 2004, we received a document production subpoena initiated by the U.S. Environmental Protection Agency, Criminal Investigation Division, regarding removal of asbestos-containing materials, ACM, that occurred during a 2003 partial renovation of the Company’s property at 6300 Strawberry Lane, Louisville, Kentucky. Also, we were notified and responded to an information request from the Louisville-Jefferson County Air Pollution Control District regarding the same removal activities. Based on available information, about 300 lineal feet of thermal piping insulation was removed. In addition, we identified employees that may have been involved in the removal and informed them of the potential for exposure to asbestos, although no such exposure has been confirmed or claims alleged. In March 2004, independent environmental consultants conducted voluntary air monitoring in the area of the ACM removal, and reported that airborne fiber concentrations were less than 0.002 fibers/cc and that, according to the consultant, there is no exposure to airborne fibers. We are engaged in investigating this matter and preparing our response to the subpoena. We cannot now reliably predict the outcome of this investigation or any federal or state proceedings. Based on available information however, we do not currently expect that the ultimate liability with respect thereto will have a material adverse effect on our operations or financial condition.

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

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

1. On April 29, 2004, we reported on Item 5 a press release announcing our intention to undertake a refinancing of our outstanding indebtedness under our then senior credit facility.

2. On April 29, 2004, we reported under Items 9 and 12 certain Summary Historical Consolidated Financial Data and a press release announcing the financial results for the quarter ended March 31, 2004.

3. On May 12, 2004, we reported under Item 5 a press release concerning our refinancing.

4. On May 14, 2004, we reported under Item 9 certain Summary Historical Consolidated Financial Data.

5. On May 21, 2004, we reported under item 5 a press release concerning the closing of our refinancing.

6. On May 27, 2004, we reported under Item 5 the filing of certain documents related to our refinancing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2004	CONSOLIDATED CONTAINER COMPANY LLC
(Registrant)

	By:	/s/ STEPHEN E. MACADAM
Stephen E. Macadam
President, Chief Executive Officer, and Manager

	By:	/s/ TYLER L. WOOLSON
Tyler L. Woolson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.