Form 10-Q
period 2004-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2004-11-08
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-88157

CONSOLIDATED CONTAINER COMPANY LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2825338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Towercreek Parkway, Suite 300

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

As of November 2, 2004, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,421	$31,635
Investment securities	90	97
Accounts receivable (net of allowance for doubtful accounts of $1,398 in 2004 and $1,293 in 2003)	91,239	86,477
Inventories	54,405	50,227
Other current assets	14,360	24,588

Total current assets	169,515	193,024
PROPERTY AND EQUIPMENT, Net	269,063	276,064
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS, Net	19,656	18,200

	$668,093	$697,147

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$84,326	$85,626
Accrued liabilities	39,028	41,522
Revolving credit facility	—	29,500
Current portion of long-term debt	2,200	11,587

Total current liabilities	125,554	168,235
LONG-TERM DEBT	558,136	561,333
OTHER LIABILITIES	42,731	62,952
COMMITMENTS AND CONTINGENCIES (Note 5)

MEMBER’S DEFICIT:
Member’s deficit	(30,361)	(67,292)
Foreign currency translation adjustment	(280)	(394)
Minimum pension liability adjustment	(27,687)	(27,687)

Total member’s deficit	(58,328)	(95,373)

	$668,093	$697,147

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	$198,153	$188,318	$573,874	$560,955
Cost of sales	175,150	164,370	501,779	494,116

Gross profit	23,003	23,948	72,095	66,839
Selling, general and administrative expense	(7,001)	(10,362)	(30,007)	(35,044)
Amortization expense	(8)	(325)	(25)	(975)
Stock based compensation expense	(169)	(201)	(432)	(600)
Loss on disposal of assets	(1,559)	(1,670)	(2,638)	(1,316)

Operating income	14,266	11,390	38,993	28,904
Interest expense	(12,709)	(14,122)	(46,785)	(42,681)

Net income (loss)	1,557	(2,732)	(7,792)	(13,777)
Other comprehensive income (loss) :
Foreign currency translation adjustment	215	(1)	114	339

Comprehensive income (loss)	$1,772	$(2,733)	$(7,678)	$(13,438)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,792)	$(13,777)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	28,500	30,828
Amortization of debt issuance costs	9,729	4,773
Stock based compensation	432	600
Currency translation	114	339
Loss on disposal of assets	2,638	1,316
Accretion of senior secured discount notes	5,784	—
Changes in operating assets and liabilities
Accounts receivable	(4,762)	(17,486)
Inventories	(4,178)	(2,265)
Other current assets	10,228	3,095
Intangibles and other assets	(1,762)	(2,398)
Accounts payable	(1,300)	(4,296)
Accrued liabilities	(2,345)	(5,562)
Other long term liabilities	(20,221)	6,360

Net cash from operating activities	15,065	1,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,452)	(23,630)
Net change in investments	7	7
Proceeds from disposal of property and equipment	4,511	2,726
Cash paid for acquisitions	(149)	(48)

Net cash from investing activities	(23,083)	(20,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving lines of credit	(29,500)	(6,000)
Issuance of notes payable	220,000	35,000
Issuance of senior secured discount notes	150,102	—
Payments on notes payable to banks and capital leases	(388,470)	(4,624)
Payment of debt issuance costs	(10,619)	(4,596)
Member’s contribution net of related costs (Note 6)	44,374	—
Tax (distribution) receipt to the benefit of the member	(83)	890

Net cash from financing activities	(14,196)	20,670

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,214)	1,252

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,635	24,382

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,421	$25,634

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$44,212	$37,230

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2003 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations and cash flows for the nine months ended September 30, 2004 and the corresponding balance sheet as of September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The Company is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company (“Holdings”). Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.0% owned by Franklin Plastics Inc., a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, as discussed more fully below, Holdings recently issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

2. INVENTORIES

Inventories consisted of the following at September 30, 2004, and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Amounts in thousands)
Raw materials	$23,524	$21,077
Parts and supplies	7,302	7,505
Finished goods	23,579	21,645

	$54,405	$50,227

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2004, and December 31, 2003:

	September 30, 2004	December 31, 2003
	(Amounts in thousands)
Senior credit facility—term loans	$219,450	$387,833
Senior secured discount notes	155,886	—
Senior subordinated notes	185,000	185,000
Capital lease obligations	—	87

	560,336	572,920
Less current portion	(2,200)	(11,587)

	$558,136	$561,333

In connection with its formation in 1999, the Company issued senior subordinated notes in a private placement under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and entered into a senior credit facility providing for various term loans, revolving loans and letters of credit.

On May 20, 2004, the Company entered into a new senior credit facility (the “Senior Credit Facility”) that included a $220.0 million term loan and a $45.0 million revolving credit facility (the “Revolver”), of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10 3/4% senior secured discount notes which generated proceeds of approximately $150.1 million in a private placement under Rule 144A of the Securities Act. Additionally, the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay outstanding borrowings, accrued interest, and deferred interest and deferred fees of $13.0 million under the Company’s then existing senior credit facility, fees expected to ultimately reach approximately $12.0 million related to the refinancing. These fees have been deferred and are included in intangibles and other assets in the accompanying condensed consolidated balance sheet and are being amortized over the terms of the applicable debt. The retirement of our then existing debt also required the write-off of related deferred financing costs in the amount of $6.5 million, which is included in interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Senior Credit Facility—The Senior Credit Facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility. The term loan facility and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $219.5 million was outstanding at September 30, 2004. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolver

The commitment amount under the Revolver was $45.0 million as of September 30, 2004, of which no principal amount was outstanding. Additionally, as of September 30, 2004 the Company had approximately $13.8 million of outstanding letters of credit under the Revolver. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date.

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

As of September 30, 2004, the term loan bore interest at rates ranging from 4.9% to 5.1%. Interest on base rate loans is paid on a quarterly basis. Interest on Eurodollar loans is paid on the last day of each interest period applicable thereto, and, if the interest period is longer than three months, on the date occurring at three month intervals after the first day of the interest period. In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facilities ranging from 0.50% to 0.75% on an annual basis dependent on its senior secured term debt leverage ratio, payable quarterly in arrears. The fee percentage at September 30, 2004 was 0.75%.

The Senior Credit Facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended September 30, 2004.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of September 30, 2004, the accreted value of the bonds, upon which interest expense was calculated, was $155.9 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At September 30, 2004, the estimated fair value of the senior secured discount notes was $166.6 million.

Unless the Company elects to accrue and pay cash interest as described below, the interest on the notes, combined with the initial proceeds, will accrete to $207.0 million during the period from the issue date of the notes until June 15, 2007 at a rate of 10 3/4% per annum, compounded semiannually on June 15 and December 15 of each year. The accretion on these notes is based on the effective interest method. After June 15, 2007, the Company is required to accrue and pay cash interest on the notes semi-annually on each June 15 and December 15 at a rate of 10 3/4% per annum, with cash interest payments in arrears commencing on December 15, 2007.

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At September 30, 2004, the estimated fair value of the senior subordinated notes was $173.9 million.

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

The Senior Credit Facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to Consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital spending covenant. At September 30, 2004, the Company was in compliance with all covenants under the Senior Credit Facility, the senior secured discount notes and the senior subordinated notes.

Scheduled Maturities—The scheduled annual maturities of long-term debt at September 30, 2004, were as follows (amounts in thousands):

Three months ending December 31, 2004	$550
Year ending December 31,
2005	2,200
2006	2,200
2007	2,200
2008	212,300
2009	392,000

Total amounts due at maturity	$611,450
Less: Unamortized discount on senior secured discount notes	(51,114)

$560,336

4. RESTRUCTURING ACCRUALS

The restructuring accruals relate to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of September 30, 2004, relates primarily to remaining lease commitments, which extend through December 2015.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reconciliation of the restructuring accruals for the nine months ended September 30, 2004 was as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2004	$3,708	$3,050
2004 charges	(105)	(73)

Balance at September 30, 2004	$3,603	$2,977

Items charged to the accruals were cash items, including lease and property tax payments, partially offset by receipts from sub-leases.

5. COMMITMENTS AND CONTINGENCIES

In July 2004, the management committee of Holdings terminated an existing long-term incentive plan and adopted a new plan for some of the key employees of the Company. Under this plan, if a liquidity event, as defined in the plan, were to occur, then the compensation committee of Holdings’ management committee would approve cash payments to participants based on formulas which would take into account, among other factors, the appreciation in value of the member units of Holdings, the allocation percentage granted to each participant, and the vesting of each award. As defined in the plan, a liquidity event includes:

•	the sale of units of Holdings held by Vestar Packaging LLC and its affiliates, for cash or marketable securities, resulting in Vestar Packaging LLC and its affiliates’ owning less than a majority of the total voting power of Holdings;

•	the sale of substantially all of the assets of the Company or of Holdings; or

•	an initial public offering of the member units of Holdings.

The aggregate of all awards granted under the plan is limited to a maximum payout of approximately $11.8 million. The compensation committee of Holdings’ management committee administers the plan.

6. RELATED PARTY TRANSACTIONS

The Company had net sales to Dean Foods Company and its affiliates of approximately $137.8 million and $120.6 million for the nine months ended September 30, 2004 and 2003, respectively. Accounts receivable from Dean Foods, net of amounts owed at September 30, 2004, and December 31, 2003, amounted to approximately $15.2 million and $12.0 million, respectively.

In connection with the refinancing in May 2004, Holdings sold 45,000 Series B Convertible Preferred Units to Vestar CCH Preferred LLC, an affiliate of Vestar Capital Partners III, L.P., and to Franklin Plastics, Inc., an affiliate of Dean Foods Company, for $1,000 per unit in cash. Consolidated Container Holdings then made a capital contribution to the Company of the $45.0 million in proceeds received from the sale of the Series B Convertible Preferred Units. This contribution, offset by the associated issuance costs for which the Company paid on behalf of Holdings, has been recorded in Member’s Deficit.

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

8. STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in both of the nine month periods ended September, 2004 and 2003 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost included in net loss for the nine months ended September 30, 2004 and 2003 was $0.4 million and $0.6 million, respectively.

9. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

	(Amounts in thousands)
Service cost	$162	$212	$488	$638	$25	$22	$76	$63
Interest cost	1,396	1,351	4,187	4,056	101	65	305	194
Expected return on plan assets	(1,333)	(1,164)	(4,020)	(3,492)	—	—	—	—
Amortization of prior service cost	48	70	144	211	—	—	—	—
Recognized actuarial loss	701	825	2,105	2,471	—	—	—	—

Net periodic benefit cost	$974	$1,294	$2,904	$3,884	$126	$87	$381	$257

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $9.7 million to its defined benefit pension plans in 2004. As of September 30, 2004, $6.7 million of contributions have been made. The Company anticipates contributing an additional $1.1 million to fund its defined benefit pension plans in 2004 for a total of $7.9 million. The decrease in required funding was due to legislative changes enacted in April 2004.

In September 2004, the Company announced plans to terminate its other post-retirement benefits for three of its existing five component plans as of April 1, 2005. Participants affected by this change were given the option of continuing the same coverage for a period of 18 months by paying the full cost themselves. This change resulted in a $4.9 million reduction in the accumulated pension benefit obligation (“APBO”) in the third quarter of 2004, which was reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products, beverage and dairy companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 57 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have four international manufacturing facilities in Canada, Mexico and Puerto Rico. In 2003, we sold containers to the dairy, water, juice & other beverage, household chemical & personal care, agricultural & industrial chemical, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including high-density polyethylene (“HDPE”), polycarbonate (“PC”), polypropylene (“PP”), and polyethylene terephthalate (“PET”).

Management believes that the following factors are critical to our success:

•	offsetting competitive price and volume declines over time through continuing cost reductions and effective sales and marketing;

•	improving relationships with and executing on the demands of our customers; and

•	prudently investing our capital to meet our customer demands and achieve the above goals of realizing cost reductions and exceeding customer expectations.

Although generally speaking, industry practices and many of our agreements with our customers permit us to pass-through substantially all changes in HDPE (and other resin) prices to our customers, the number and magnitude of the increases during the past several months as well as the lag between when we receive the increase in our raw material costs and when we are able to pass this on to our customer has negatively impacted our results. We would note, however, that we cannot guarantee that we will always have the ability to pass through such increases, especially if our customers were unable to pass such increased costs on to their end-customers.

We do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as respective shares of the applicable income or loss based on ownership are included in the tax returns of our owners. We may make tax distributions to our owners to reimburse them for such tax obligations, if any, as they arise.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, worker’s compensation and benefit plan accruals, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Results of Operations

Three months ended September 30, 2004, compared to three months ended September 30, 2003

Net Sales. Net sales for the third quarter of 2004 were $198.2 million, an increase of $9.8 million or 5.2%, compared to $188.3 million for the same period of 2003. Excluding the impact on sales revenue of higher average HDPE prices during the third quarter of this year, sales would have been approximately $183.3 million, a decrease of $5.1 million from the same period in 2003. This decrease was primarily attributable to the sale or closure of several plants, and some declines in volumes with a few key customers. Additionally, some price declines with customers last year negatively impacted the current quarter’s results; however, these negative factors were substantially offset by volumes related to the commercialization of several new business projects during the quarter.

Gross Profit. Gross profit for the third quarter of 2004 was $23.0 million, a decrease of $0.9 million or 3.9%, compared to $23.9 million for the same period of 2003. The decrease in gross profit was primarily attributable to margin compression caused by rapidly rising resin costs and the associated lag in timing between when we experience the increase and when we are able to pass it along to our customers, significantly higher delivery costs primarily due to higher fuel and trailer lease costs, and increased employee benefit costs.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, etc. for our corporate functions (such as executive management, sales, procurement, finance, accounting, human resources, etc.). For the third quarter of 2004, SG&A was $7.0 million, a decrease of $3.4 million or 32.4%, compared to $10.4 million for the same period of 2003. This change resulted primarily from a $4.9 million credit to post-retirement expenses caused by the termination of three out of five of our component post-retirement benefit plans, announced in September 2004 and one-time costs of approximately $0.5 million incurred in the third quarter of 2003 to relocate our engineering and development center to Atlanta. These decreases were partially offset by an increase in incentive compensation expense of $1.0 million. Additionally, the company had put in place several company-wide cost management measures in the third quarter of last year primarily focused on travel and headcount that were not repeated in the third quarter of this year.

Amortization Expense. Amortization expense primarily includes the amortization of acquired contracts and non-compete agreements. For the third quarter of 2004, amortization expense decreased by $0.3 million or 97.5%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of the remaining 49% of Reid Mexico, S.A. de C.V.

Loss on Disposal of Assets. Loss on disposal of assets for the third quarter of 2004 was $1.6 million, compared to a loss of $1.7 million for the same period of 2003. The expense in 2004 was primarily due to the sale of three plants. The expense in the same period during 2003 was due to the disposal of equipment related to a specific customer project that was terminated.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes and the amortization of deferred financing fees. Interest expense for the third quarter of 2004 was $12.7 million, a decrease of $1.4 million or 10.0%, compared to $14.1 million for the same period of 2003. This change was primarily attributable to lower amortization of deferred financing costs of $0.7 million and overall lower debt levels, both of which resulted from the May, 2004 refinancing, and lower revolver borrowings, partially offset by higher weighted average interest rates on floating and fixed rate debt.

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

Net Sales. Net sales for the first nine months of 2004 were $573.9 million, an increase of $12.9 million or 2.3%, compared to $561.0 million for the same period of 2003. Excluding the impact on sales revenue of higher average HDPE prices during the first nine months of this year, sales would have been approximately $549.0 million, a decrease of $12.0 million from the same period in 2003. This decrease was primarily attributable to the sale or closure of several plants, relatively weak demand at our water plants, and some declines in volumes with a few key customers. Additionally, some price declines with customers last year negatively impacted the current year’s results; however, these negative factors were substantially offset by volumes related to the commercialization of several new business projects during the first nine months of the year.

Gross Profit. Gross profit for the first nine months of 2004 was $72.1 million, an increase of $5.3 million or 7.9%, compared to $66.8 million for the third quarter of 2003. The increase in gross profit was primarily attributable to lower direct labor cost, service labor cost, property maintenance expense, and lease and rent expense, offset by employee benefits and delivery expense, and margin compression caused by rapidly rising resin costs. As noted earlier, the margin compression from resin cost increases is generally caused by the associated lag in timing between when we experience the increase and when we are able to pass it along to our customers.

Selling, General and Administrative Expense. For the first nine months of 2004, SG&A was $30.0 million, a decrease of $5.0 million, compared to $35.0 million for the same period of 2003. This change resulted from a $4.9 million credit to post-retirement expenses caused by the termination of three out of five of our component post-retirement benefit plans, announced in September 2004, one-time costs of approximately $1.5 million incurred in the first nine months of 2003 to relocate our engineering and development center to Atlanta and overall lower spending levels resulting from our cost management initiatives implemented in the second half of 2003 impacting areas such as salary and benefits, third-party contractor fees, travel, lease expense and various other expenses. These improvements were partially offset by an increase in incentive compensation expense of $2.3 million.

Amortization Expense. For the first nine months of 2004, amortization expense decreased by $1.0 million or 97.4%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of the remaining 49% of Reid Mexico, S.A. de C.V. at the end of 2003.

Loss on Disposal of Assets. Loss on disposal of assets for the first nine months of 2004 was $2.6 million compared to a loss of $1.3 million for the same period of 2003. The loss related to the first nine months of 2004 was primarily due to the closing of one plant and the sale of four plants, and the loss during the same period of 2003 was primarily attributable to disposals of assets related to one project.

Interest Expense. For the first nine months of 2004, interest expense was $46.8 million, an increase of $4.1 million or 9.6% compared to $42.7 million for the same period of 2003. This increase is primarily due to the write-off of deferred financing fees related to our former senior credit facility, which totaled $6.5 million and higher weighted average interest rates on floating and fixed rate debt. This amount was partially offset by lower amortization of deferred financing costs of $1.5 million and overall lower debt levels, both of which resulted from the May, 2004 refinancing, and lower revolver borrowings.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first nine months of 2004 was $15.1 million, compared to $1.5 million in the same period in 2003. Several factors contributed to this improvement. First was a $15.3 million decrease in net loss adjusted for non-cash items, including a $5.0 million increase in the amortization of debt issuance costs and $5.8 million of bond accretion included in 2004 related to the new senior secured discount notes. Second, cash from accounts receivable improved $12.7 million. This was primarily due to a decrease in receivable days outstanding between September 30, 2003 and September 30, 2004 that resulted from receivables being negatively impacted in 2003 by our implementation of a new company-wide financial system. Third, other current assets generated a $7.1 million improvement in cash primarily due to the restructuring of certain quarterly vendor rebates. Lastly, these items were partially offset by a $26.6 million use of cash from other long term liabilities, including a $15.5 million impact from the payment of deferred interest and fees on our former senior credit facility, which was being accrued for in the first nine months of 2003 and continuing through the date of our refinancing, a $4.9 million increase in pension contribution payments in the first nine months of 2004 versus the same period in 2003 and a $4.9 million reduction in the post-retirement accrual caused by the termination of three out of five of our component post-retirement benefit plans, announced in September 2004.

Cash used in investing activities for the nine months ended September 30, 2004, was $23.1 million, compared to $20.9 million in the same period of 2003. The change was primarily due to higher capital expenditures, including a $4.9 million increase in payments made to buy-out leases during 2004, partially offset by higher proceeds from asset disposals due to the sale of four plants in the first nine months of 2004.

Cash used in financing activities for the first nine months of 2004 was $14.2 million, a change of $34.9 million compared to the net cash from financing activities during the same period of 2003. This was primarily due to the Company entering into a new senior credit facility that included a $220.0 million term loan. The Company also issued senior secured discount notes which generated proceeds of approximately $150.1 million. Additionally, a capital contribution was made totaling $45.0 million. Offsetting were the principal payments on debt related to the former senior credit facility totaling $387.9 million, the proceeds from the issuance of a $35.0 million term loan during 2003, and the debt issuance costs totaling $10.6 million related to the May 2004 refinancing.

On May 20, 2004, the Company entered into a new senior credit facility that included a $220.0 million term loan and a $45.0 million revolving credit facility, of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10 3/4% senior secured discount notes which generated proceeds of approximately $150.1 million in a private placement under Rule 144A of the Securities Act. Additionally, the Company’s parent, Consolidated Container Holdings LLC, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay outstanding borrowings, accrued interest, deferred interest and deferred fees of $13.0 million under the Company’s then existing senior credit facility, and fees expected to ultimately reach approximately $12.0 million related to the refinancing.

Senior Credit Facility—Following the above-mentioned transactions, our senior credit facility consisted of:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At September 30, 2004, we had no borrowings outstanding on the revolving credit facility, and $13.8 million was reserved for outstanding standby letters of credit. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

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

In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facilities ranging from 0.50% to 0.75% on an annual basis dependent on its senior secured term debt leverage ratio, payable quarterly in arrears. The fee percentage at September 30, 2004 was 0.75%.

The Senior Credit Facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended September 30, 2004.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of September 30, 2004, the accreted value of the bonds, upon which interest expense was calculated, was $155.9 million. The notes will mature on June 15, 2009.

Unless the Company elects to accrue and pay cash interest as described below, the interest on the notes, combined with the initial proceeds, will accrete to $207.0 million during the period from the issue date of the notes until June 15, 2007 at a rate of 10 3/4% per annum, compounded semiannually on June 15 and December 15 of each year. After June 15, 2007, the Company is required to accrue and pay cash interest on the notes semi-annually on June 15 through December 15 at a rate of 10 3/4% per annum, with cash interest payments in arrears commencing on December 15, 2007.

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

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

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

The Senior Credit Facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital spending covenant. At September 30, 2004, the Company was in compliance with all covenants under the Senior Credit Facility, the senior secured discount notes and the senior subordinated notes.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at September 30, 2004, future funds generated by operations and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2004.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of September 30, 2004 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt (a)	$611,450	$2,200	$4,400	$604,850	$—
Interest on Long Term Debt (b)	188,736	31,601	61,116	96,019	—
Operating Leases (c)	121,677	19,484	35,676	30,759	35,758
Revolving Credit Facility (d)	—	—	—	—	—

Total Contractual Cash Obligations	$922,863	$53,285	$102,192	$731,628	$35,758

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit	$13,775	$13,775	$—	$—	$—
Revolving Credit Facility (e)	31,225	31,225	—	—	—

Total Commercial Commitments	$45,000	$45,000	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of September 30, 2004, the unamortized discount on that debt was $51.1 million, leaving the total book value of long term debt at $560.3 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes and senior subordinated notes is included herein.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of September 30, 2004 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.5 million due in the future under non-cancelable subleases.
(d)	The revolving credit facility represents the actual outstanding balance as of September 30, 2004.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of September 30, 2004, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The interests of Vestar Capital Partners III and Dean Foods Company, the ultimate controlling equity holders of Holdings, our parent company, may conflict with the holders of our outstanding notes. For example, Vestar Capital Partners III and Dean Foods, as equity holders, may have an incentive to increase the value of their equity investment or cause us to distribute funds at the expense of our financial risk and our ability to make payments on the outstanding notes. Each of Vestar Capital Partners III, through affiliates which it controls, and Dean Foods, through its indirect ownership, is able to veto most major decisions regarding our management and operations. In addition, Vestar Capital Partners III, through affiliates which it controls, will have the sole power to elect a majority of the management committee and appoint new officers and management and, therefore, will effectively control many other major decisions regarding our operations. We cannot assure you that the interests of either Vestar Capital Partners III or Dean Foods will not conflict with the interests of the holders of our outstanding notes.

We are dependent on several key senior managers, the loss of whom could have a material effect on our business and development.

We have several key personnel, the loss of whom could have a material adverse effect on our business. The loss of the services provided by Stephen E. Macadam, our President and Chief Executive Officer, among others, could interrupt our business before we are able to find a suitably qualified and experienced replacement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the three and nine months ended September 30, 2004, would have increased floating-rate interest expense by approximately $0.3 million and $1.3 million, respectively. The fair value of the Company’s long-term debt is based on quoted market prices. At September 30, 2004, the estimated fair value of the senior subordinated notes was $173.9 million and the estimated fair value of the senior secured discount notes was $166.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management team continues to review our internal controls and procedures and the effectiveness of those controls. Our management, including a disclosure committee that includes the Chief Executive Officer, or CEO, the Chief Financial Officer, or CFO, and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2004. Based on that evaluation, the disclosure committee concluded that at present the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in internal control over financial reporting. None.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various litigation matters arising in the ordinary course of our business. We cannot estimate with certainty the ultimate legal and financial liability with respect to this litigation but believe, based on our examination of these matters, expenses to date, and discussions with counsel, that any ultimate liability will not be material to our financial position, results of operations, or cash flow.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	2004 Consolidated Container Holdings LLC Long Term Incentive Plan

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2004	CONSOLIDATED CONTAINER COMPANY LLC
(Registrant)

	By:	/s/ STEPHEN E. MACADAM
Stephen E. Macadam President, Chief Executive Officer, and Manager

	By:	/s/ TYLER L. WOOLSON
Tyler L. Woolson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	2004 Consolidated Container Holdings LLC Long Term Incentive Plan

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.