Form 10-K
period 2004-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2005-03-22
CIK 1095531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

3101 Towercreek Parkway, Suite 300,

Atlanta Georgia 30339

(Address of principal executive offices) (Zip Code)

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

None of the registrant’s member units were held by nonaffiliates as of March 9, 2005.

The number of member units outstanding as of March 9, 2005 is 1,000.

PART I

ITEM 1:	BUSINESS

Background

On July 2, 1999, substantially all of the United States plastic packaging assets held by Franklin Plastics Inc. and Plastic Containers Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company (“Dean Foods”), and the plastic packaging assets of Reid Plastics Inc., were contributed and merged into Consolidated Container Company LLC (“the Company”), a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as the Transactions, Consolidated Container Company LLC and our wholly owned subsidiary, Consolidated Container Capital Inc., issued 10 1/8% senior subordinated notes due 2009 in an aggregate principal amount of $185.0 million.

On May 20, 2004, the Company entered into a new senior credit facility that included a $220.0 million term loan and a $45.0 million revolving credit facility. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10 ¾% senior secured discount notes which generated proceeds of approximately $150.1 million. Additionally, the Company’s parent, Consolidated Container Holdings LLC (“Holdings”), made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution (collectively, the “Refinancing Transactions”) were used to permanently repay outstanding borrowings, accrued interest, deferred interest and deferred fees under the Company’s then existing senior credit facility and fees related to the Refinancing Transactions.

The Company is wholly owned by Holdings, a Delaware limited liability company. Consolidated Container Company LP, a subsidiary of the Company, serves as the operating company for all domestic operations.

Overview

We are a leading North American developer, manufacturer and marketer of rigid plastic containers for many of the largest branded consumer products and beverage companies in the world. In 2004, we sold containers to the dairy, water, juice & other beverage, household chemicals & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer containers made from a variety of plastic resins, including high-density polyethylene (“HDPE”), polycarbonate (“PC”), polypropylene (“PP”) and polyethylene terephthalate (“PET”).

We sell our containers to more than 2,000 customers located throughout North America. Our largest customers include many of the world’s leading branded consumer products and industrial companies. We service these customers through a sales organization consisting of approximately 50 people and are the primary supplier for many of our top customers. We have long-term customer relationships with many blue-chip companies including: Dean Foods, DS Waters of America, Kroger, Nestle Waters North America, National Dairy Holdings, Procter & Gamble, Coca-Cola North America, Pepsico, Scotts and Colgate-Palmolive.

We serve our customers with a wide range of manufacturing capabilities and services through a nationwide network of 56 strategically located manufacturing facilities, a debagging operation and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. Twenty of our manufacturing facilities are located on-site at customers’ plants. On-site facilities enable us to work more closely with our customers to facilitate just-in-time inventory management, eliminate costly shipping and handling charges, reduce working capital needs and foster the development of long-term manufacturing and distribution relationships. Our widely recognized research, development and engineering center is responsible for creating innovative product designs and process improvements which are important in lowering the manufacturing costs of our containers. Additionally, our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

Our primary manufacturing technique consists of blowmolding. We are the fourth largest blowmolder in North America in terms of sales. Our blowmolding manufacturing platform covers a wide variety of plastic packaging applications and comprises three primary technologies: wheels, shuttles and reciprocating machines. Wheel technology is typically used in high volume applications and in instances where special features such as multiple layers, in-mold labeling or fluorination are required. Shuttles are primarily utilized as a lower capital, lower output alternative to wheels and are typically used in low to moderate volume applications. Reciprocating technology is typically used in simple, mono-layer applications that range from low to high volume. With this diverse technology platform, we are able to service our customers with a broad range of packaging applications in a cost-effective and a capital-efficient manner.

Products

Below are our seven principal product categories:

Dairy. We manufacture one gallon and one-half gallon HDPE bottles and similar products, which we sell primarily to dairies for resale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and “sleeved” milk bottles. Our dairy related products generated approximately 27.7% of net sales for the year ended December 31, 2004.

Water. We manufacture one and two-and-one-half gallon HDPE bottles and similar products, which we sell primarily to water fillers for resale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water related products generated approximately 16.8% of net sales for the year ended December 31, 2004.

Juice & Other Beverage. We manufacture a wide variety of containers for juice and other beverage products using HDPE and PET, consisting of high value-added technically advanced containers for products such as fruit juices and fruit drinks. We manufacture a wide array of products in this sector, ranging from six to 128 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE and PP containers for fruit juice. These products generated approximately 13.3% of net sales for the year ended December 31, 2004.

Household Chemicals & Personal Care. Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made primarily from HDPE, are used for shampoos, conditioners, anti-bacterial wipes, and other personal care products. Our household chemicals and personal care related products generated approximately 15.0% of net sales for the year ended December 31, 2004.

Agricultural, Industrial & Other. We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our other products in this category include containers for medical and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other related products generated approximately 12.5% of net sales for the year ended December 31, 2004.

Food. We manufacture a wide range of containers using HDPE, PP and PET for a variety of food products, such as ketchup, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable ketchup bottles and retortable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula and other products. Our food related products generated approximately 8.8% of net sales for the year ended December 31, 2004.

Automotive. We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield washer solvent. Our automotive related products generated approximately 5.9% of net sales for the year ended December 31, 2004.

Customers

Our customers include many of the major branded consumer products companies, bottled water companies, national juice producers, large food concerns, national and regional dairies, and chemical and automotive product manufacturers. Net container sales attributable to our largest customer in 2004, Dean Foods, amounted to approximately 13.6%, 12.0%, and 9.7% of the Company’s net sales for the years ending December 31, 2004, 2003 and 2002, respectively. Net container sales to the second largest customer in 2004, The Procter & Gamble Company, amounted to approximately 11.7%, 15.5% and 16.9% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Competition

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally, as well as from firms operating regionally. Our primary national competitors include Constar International, Graham Packaging, Liquid Container, Plastipak Packaging, Ring Technologies and Silgan Holdings. Several of these competitors are larger and have greater financial and other resources than we do. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blowmolding capacity, such as those of Nestle Waters North America, Kroger and Dean Foods.

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

We spent approximately $5.2, $6.3, and $7.4 million on research, development and engineering for the years ended December 31, 2004, 2003 and 2002, respectively. We believe that continuing cost effective product and manufacturing innovations are important to meeting customers’ needs and lowering unit cost, thus permitting us to remain competitive in the markets we serve.

Intellectual Property

We have developed and continue to develop a number of trademarks and patents for use in our business. In addition, we hold licenses for the use of several registered trademarks. Because our trademarks, brand names and patented packaging designs create goodwill and result in product differentiation, we believe that these assets are important to our business. However, we believe that our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. Although we cannot be assured that our competitors will not discover comparable or identical knowledge and techniques through independent development or by other legal means, we believe that our business, as a whole, is not dependent on these matters.

Manufacturing and Distribution

Manufacturing. At December 31, 2004, we operated over 540 blowmolding production lines and six injection molding machines (which are used to produce closures, crates, overcaps, valves and preforms).

Blowmolding is the technique used to convert plastic into bottles and containers by either extrusion or stretch blowmolding, depending on the desired container attributes. In the extrusion blowmolding production process, resin pellets are blended with colorants or other necessary additives and fed into an extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds are used to capture the parisons as they leave the extruders. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. Extrusion blowmolding can be used to process many different resin types. By contrast, stretch blowmolding is either a one-stage or a two-stage process by which a test-tube shaped pre-form is injection-molded and then heated, stretched and filled with compressed air to fill the mold and form the bottle. This process provides enhanced physical clarity and gas barrier properties and is generally used for PET bottles but can also be used for PP bottles. This technique can be adapted for either low volume production runs of specialty containers, such as wide-mouthed jars, or high volume runs of commodity containers.

We were among the first to develop and use wheel blowmolding manufacturing technology. Our wheels operate at high speeds and efficiently manufacture containers with one or more special features, such as multiple layers, in-mold labeling and fluorination. In most cases, we are actively involved with our customers in the design and manufacture of new packaging features using custom wheel molds.

Twenty of our manufacturing facilities are located on-site at customer plants. On-site plants enable us to work more closely with customers to facilitate just-in-time inventory management, generate significant savings opportunities through process re-engineering, eliminate costly packing, shipping and handling charges, reduce working capital, and foster the development of long-term customer relationships.

We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent an aggregate amount of approximately $33.5, $30.9, and $33.2 million, in 2004, 2003 and 2002, respectively, on capital expenditures. We estimate that the capital expenditures required to maintain our current facilities are approximately $10.0 to $12.0 million annually. Additional capital expenditures beyond this amount are required if we choose to expand capacity, implement significant cost saving programs, or spend additional capital at a customer’s request in order to grow the relationship.

Distribution. At our 36 stand-alone domestic plants, we ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At our 20 on-site plants, our operations are usually integrated with the customer’s manufacturing operations so that we can make deliveries, as needed, directly to the customer’s conveyor lines. A number of the on-site locations sell products to outside customers as well.

Raw Materials

Our principal raw materials include HDPE, PC, PP and PET resins, although we use other materials in our manufacturing operations, such as ethyl vinyl alcohol, resin colorant, corrugated boxes, shipping materials, pallets, labels and inks. Generally, we obtain raw materials from several sources in order to ensure an economical, adequate and timely supply, and we are not dependent on any single supplier for any of these materials. Although we believe our access to raw materials is generally reliable, there can be no assurances that we will have an uninterrupted supply of raw materials at competitive prices. While our net sales are affected by fluctuations in resin prices, our gross profit over time is generally unaffected by these changes because industry practice and our contractual arrangements with certain of our customers permit or require us to pass through these cost changes. We may not, however, always be able to pass through these changes in raw material costs in a timely manner, or at all due to competitive pressures. Based on management’s view of the relationship with our raw material suppliers, we believe that adequate quantities of key raw materials will be available to fulfill our needs.

Employees

At December 31, 2004, we employed approximately 3,500 people. Approximately 1,000 of these employees were hourly workers covered by collective bargaining agreements, which expire between April 30, 2005 and February 28, 2008. Given the seasonal peaks of some of our product lines (e.g. water and household chemicals), we expect to continue to employ additional full-time, temporary, and seasonal workers as needed to meet production demands. We have not had any material labor disputes in the past three years, and we consider our current relations with employees to be good.

Environmental, Health and Safety Matters

In the United States and in the other countries in which we operate, we are subject to national, state, provincial and/or local environmental, health and safety laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, storage, treatment, disposal, and management of, many kinds of substances, materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of solid and hazardous substances and materials. Environmental laws and regulations can be complex and change often and we cannot reliably predict the effect that future changes in environmental laws and regulations in the United States and in other countries in which we operate could have on us. Compliance with these laws and regulations can require significant capital and other expenditures, and violations may result in substantial damages, fines and penalties. In addition, environmental laws in the United States, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes, impose liability for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damage to natural resources. For example, contamination at properties formerly owned or operated by us, as well as at properties we currently own or operate, and properties to which hazardous substances may have been sent by us, may result in liability for us under these environmental laws and regulations. As a manufacturer, we also have an inherent risk of liability under environmental laws and regulations regarding ongoing operations. Many of these manufacturing processes also require expenditures in order to comply with health and safety laws such as the Occupational Safety and Health Administration regulations with respect to potential employee exposure.

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

On or before February 2, 2005, we received a Special Notice of Liability letter from the Federal Environmental Protection Agency (“EPA”) as one of over ninety potentially responsible parties (“PRPs”) under CERCLA at the Federal HIMCO Dump Superfund Site, Elkhart, Indiana (“HIMCO Site”). Previously, we received correspondence from counsel to one of the HIMCO Site PRPs, which included a copy of a General Notice of Liability from EPA addressed to his client, another business not affiliated with us. In the Special Notice of Liability letter, EPA invited the Company, along with the other PRPs, to organize into a group and present EPA with an offer stating that the PRPs will undertake remedial work and reimburse EPA for past costs spent at the HIMCO Site. The EPA’s Special Notice of Liability letter is addressed to “Consolidated Container Company (obo Continental Can).” We, as the successor in interest to certain of Continental Can’s assets and liabilities, are currently investigating this matter to determine whether or not we have any responsibility with respect to the HIMCO Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

On or about June 24, 2004, we received a document production subpoena initiated by the EPA, Criminal Investigation Division, regarding removal of about 300 linear feet of asbestos-containing materials (“ACM”) that occurred during a 2003 partial renovation of the Company’s property at 6300 Strawberry Lane, Louisville, Kentucky. After reviewing our response, the EPA has informed us that it is declining to pursue the matter. Also, on or before February 17, 2005, we received a Notice of Violation from the Louisville-Jefferson County Air Pollution Control District (“APCD”) regarding the same removal activities, alleging a $68,400 civil penalty, and inviting the Company to enter into a settlement agreement. Previously, we were notified and responded to an information request from APCD. We are currently evaluating APCD’s Notice of Violation and settlement offer.

On or before October 29, 2004, we received a Notification of RD/RA Consent Decree Negotiations letter from the EPA as one of over fifty PRPs under CERCLA at the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”). The apparent purpose of the Notification letter, which made no specific demand on us, was to inform us that we may be eligible to enter into a future de minimis settlement agreement with EPA regarding the Spectron Site. The EPA’s Notification letter is addressed to “Continental Plastics c/o Consolidated Container Company.” We, as the successor in interest to certain of Continental Plastic Containers’ assets and liabilities, are currently investigating this matter to determine whether or not we have any responsibility with respect to the Spectron Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

On or before December 15, 2004, we received a letter from a private attorney representing one or more of over forty PRPs under CERCLA at the Duane Marine Superfund Site, Perth Amboy, New Jersey (“Duane Marine Site”). The letter requested that the Company pay $1,246 to the “Duane Marine Steering Committee” to finance work that the PRP group will be performing at the Duane Marine Site. According to the letter, Continental Can is alleged to be responsible for 0.36% of the Duane Marine Site. We declined to pay the requested amount and, as the successor in interest to certain of Continental Can’s assets and liabilities, are currently investigating this matter to determine whether or not we have any responsibility with respect to the Duane Marine Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

On or about August 1, 2004, we responded to correspondence from a private attorney representing one or more of over ninety PRPs under CERCLA at the Lammers Barrel Factory Superfund Site, Beaver Creek, Ohio

(“Lammers Barrel Site”). The letter invited us to join a PRP group that is addressing the Lammers Barrel Site. According to the letter, Continental Can is alleged to be responsible for some unspecified portion of the Lammers Barrel Site. We declined to join the PRP Group and, as the successor in interest to certain of Continental Can’s assets and liabilities, are currently investigating this matter to determine whether or not we have any responsibility with respect to the Lammers Barrel Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

Although compliance with environmental laws and regulations requires ongoing expenditures and clean-up activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2004 and are not expected to be material in 2005. Additionally, our capital expenditures related to safety were not material in 2004 and are not expected to be material in 2005. We believe that we are in material compliance with all applicable national, state, provincial and local environmental and safety laws and regulations. We are currently not engaged in any clean-up activities required by governmental regulatory authorities under environmental laws and regulations.

Geographic Areas

Our revenues are generated principally in the United States. Foreign net sales were approximately $24.5, $26.8, and $34.0 million, respectively in 2004, 2003 and 2002. Net sales are attributed to countries based on location of the customer. The company’s long-lived assets located outside of the United States are not significant.

Recent Developments

On February 15, 2005, we announced the acquisition of STC Plastics, Inc. (“STC”), a blowmolder of polycarbonate and HDPE bottles in Chino, California. As consideration for all the issued and outstanding shares of STC, the stockholders of STC received: (1) a cash payment of $5.5 million at closing, (2) a promissory note in the approximate principal amount of $1.5 million payable on January 1, 2008 and (3) options to purchase, in the aggregate, 3.19 million units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment by Holdings to repurchase the options for no less than $3.0 million, in the aggregate, upon the same liquidity events.

In 2005, we were notified by our second largest customer, The Procter & Gamble Company, that they do not intend to renew one of their contracts with us, which expires on December 31, 2005, regarding PET bottle production at our Kansas City, Kansas facility. The Company is currently in negotiations to finalize terms and timing of the transition of this business. In 2004, this business accounted for $41.8 million or 5.5% of our sales.

Online Publication Reports

As soon as reasonably practicable following their electronic filing with the Securities and Exchange Commission, our Annual Reports on Form 10-K, as well as all subsequent periodic reports on Forms 10-Q and 8-K, will be available free of charge on our website. Our internet address is www.cccllc.com.

ITEM 2:	PROPERTIES

We use various owned and leased properties located throughout the United States, Canada, and Mexico for our manufacturing plants, corporate headquarters, warehouses, technical center and sales offices. At December 31, 2004, we had 59 manufacturing plants, 12 of which we owned and 47 of which we leased.

The table below lists the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order), along with related information, in each case as of December 31, 2004.

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
Northeast
New Britain, Connecticut	5,500	Leased	Manufacturing	✓
Windsor, Connecticut	58,000	Leased	Manufacturing
Portland, Maine	5,000	Leased	Manufacturing	✓
Franklin, Massachusetts	55,000	Leased	Manufacturing
Franklin, Massachusetts	24,300	Leased	Manufacturing	✓
Marlborough, Massachusetts	4,600	Leased	Manufacturing	✓
Hampstead, New Hampshire	42,000	Owned	Manufacturing
Elizabeth, New Jersey	40,000	Owned	Manufacturing
Monroe Township, New Jersey	62,000	Owned	Manufacturing
Batavia, New York	21,700	Leased	Manufacturing
Rochester, New York	65,000	Owned	Manufacturing
Allentown, Pennsylvania	80,000	Leased	Manufacturing
Berwick, Pennsylvania	197,000	Owned	Manufacturing
Breinigsville, Pennsylvania	8,500	Leased	Manufacturing	✓
Lancaster, Pennsylvania	18,100	Leased	Manufacturing	✓
Leetsdale, Pennsylvania	42,000	Leased	Manufacturing
New Castle, Pennsylvania	92,000	Owned	Manufacturing
Oil City, Pennsylvania	96,000	Owned	Manufacturing
Penn Township Kelton, Pennsylvania	36,400	Leased	Manufacturing
Verona, Pennsylvania	90,200	Leased	Manufacturing
York, Pennsylvania	32,000	Leased	Manufacturing

Mid-Atlantic
Baltimore, Maryland	151,000	Owned	Manufacturing

Southeast
Lakeland, Florida	218,000	Leased	Manufacturing
Tampa, Florida	22,500	Leased	Manufacturing
Winter Haven, Florida	3,335	Leased	Manufacturing	✓
Zephyrhills, Florida	7,400	Leased	Manufacturing	✓
Atlanta, Georgia	85,000	Leased	Manufacturing
Atlanta, Georgia	39,105	Leased	Engineering & Development Center
Atlanta, Georgia	21,205	Leased	Corporate Office
McDonough, Georgia	4,000	Leased	Manufacturing	✓
Greensboro, North Carolina	30,000	Leased	Manufacturing
Louisville, Kentucky	4,000	Owned	Held for Sale

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
South
Demopolis, Alabama	44,000	Owned	Warehouse
Demopolis, Alabama	98,000	Owned	Manufacturing
West Memphis, Arkansas	67,000	Leased	Manufacturing
Kentwood, Louisiana	10,000	Leased	Manufacturing	✓
Memphis, Tennessee	42,000	Leased	Manufacturing
Dallas, Texas (2 facilities)	31,000	Leased	Manufacturing	✓
Fort Worth, Texas	8,000	Leased	Manufacturing	✓
Houston, Texas	80,000	Leased	Manufacturing
Houston, Texas	122,800	Leased	Warehouse
Katy, Texas	10,000	Leased	Manufacturing	✓
Sherman, Texas	101,000	Leased	Manufacturing

Mid-West
DuPage, Illinois	104,000	Leased	Manufacturing
DuPage, Illinois	38,900	Leased	Warehouse
Elk Grove, Illinois	181,400	Leased	Manufacturing
Elk Grove, Illinois	26,890	Leased	Sales & Marketing Office
Harvard, Illinois	126,300	Leased	Manufacturing
Hutchinson, Kansas	2,000	Leased	Manufacturing	✓
Kansas City, Kansas	85,000	Leased	Manufacturing	✓
Lenexa, Kansas	173,000	Leased	Manufacturing
Omaha, Nebraska	11,500	Leased	Accounting Center
Columbus, Ohio	8,600	Leased	Manufacturing	✓
Springdale, Ohio	130,000	Leased	Manufacturing

West
Phoenix, Arizona	59,760	Leased	Warehouse
Phoenix, Arizona	44,000	Owned	Manufacturing
Anaheim, California	161,000	Leased	Manufacturing
City of Industry (Railroad), California	22,000	Leased	Manufacturing	✓
City of Industry (Samuelson), California	135,100	Leased	Manufacturing
Ontario, California	40,000	Leased	Manufacturing	✓
Riverside, California	17,000	Leased	Manufacturing	✓
Santa Ana, California	103,000	Owned	Manufacturing
Tracy, California	160,000	Owned	Manufacturing
Union City, California	15,000	Leased	Manufacturing	✓
Tukwila, Washington	67,000	Leased	Manufacturing
Vancouver, Washington	43,800	Owned	Held for sale

Canada
Mississauga, Ontario	34,800	Leased	Manufacturing

Mexico
Irapuato	25,000	Leased	Manufacturing
Mexico City	24,300	Leased	Manufacturing

ITEM 3:	LEGAL PROCEEDINGS

Environmental Matters. We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed in Item 1 under the heading “Environmental, Health and Safety Matters.”

Other Matters. We are a party to various litigation matters arising in the ordinary course of our business. We cannot estimate with certainty the ultimate legal and financial liability with respect to those litigation matters but believe, based on our examination of these matters, experience to date, and discussions with counsel, that any ultimate liability will not be material to our financial position, results of operations or cash flows.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our member units, and as of March 9, 2004, there was one holder of record, Holdings. For a list of certain holders of the member units of Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Annual Report on Form 10-K.

We are required to make tax distributions to holders of member units for reimbursement of tax obligations. There were no distributions to our sole member, Holdings, during the year ended December 31, 2004. The indentures, as described below, under which the Company and Consolidated Container Capital issued their notes, as well as the senior credit facility of the Company, contain restrictions on our ability to pay dividends to Holdings.

ITEM 6:	SELECTED HISTORICAL FINANCIAL DATA OF CONSOLIDATED CONTAINER COMPANY LLC

The following table presents selected historical financial data for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 of the Company.

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

Selected Historical Consolidated Financial Data

(Amounts in millions)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Net sales	$761.3	$739.8	$746.5	$783.4	$754.7
Cost of goods sold	670.6	647.5	654.1	690.9	627.0

Gross profit	90.7	92.3	92.4	92.5	127.7
Selling, general and administrative expenses	41.0	46.4	50.9	48.8	36.0
Amortization expense	—	1.3	2.5	14.0	14.1
Stock based compensation expense	0.6	0.8	0.4	0.3	—
Restructuring charges (credits)(a)	—	—	0.1	3.5	(4.0)
Goodwill impairment	—	—	290.0	—	—
Contract dispute settlement and other (b)	—	—	—	6.6	—
Loss on disposal of assets	5.4	4.4	1.7	—	—

Operating income (loss)	43.7	39.4	(253.2)	19.3	81.6
Interest expense, net (c)	59.5	56.8	47.2	50.5	58.6

Income (loss) before
income taxes	(15.8)	(17.4)	(300.4)	(31.2)	23.0
Income tax expense	0.4	—	—	—	—
Minority interest in subsidiaries	—	—	—	—	(0.2)

Net income (loss)	$(16.2)	$(17.4)	$(300.4)	$(31.2)	$23.2

Other Data:
Net cash flows from operating activities	$17.2	$14.1	$38.2	$43.2	$69.2
Net cash flows from investing activities	(26.1)	(28.7)	(34.1)	(15.8)	(60.8)
Net cash flows from financing activities	(14.8)	21.8	19.2	(35.2)	(0.5)
Depreciation and amortization	39.0	39.8	38.3	48.4	47.8
Capital expenditures	33.5	30.9	33.2	44.1	68.2
Cash paid during the period for interest (d)	47.3	42.8	42.3	48.6	55.2

Balance Sheet Data (at end of period):
Cash and cash equivalents	$7.9	$31.6	$24.4	$1.2	$9.0
Working capital	47.6	24.8	(59.5)	(34.4)	(14.6)
Total assets	677.5	697.1	691.5	965.0	1,001.6
Total debt	563.9	602.4	577.0	554.0	588.5
Total member’s equity (deficit)	(68.0)	(95.4)	(83.6)	234.0	278.4

(a)	Restructuring charges were recognized in connection with plans to consolidate certain manufacturing and administrative functions and facilities. The charges consisted of severance and other personnel-related costs, facility closing costs and remaining obligations under noncancelable operating leases. Restructuring credits were recognized when sub-leases were obtained on certain closed facilities.
(b)	Contract dispute settlements and other represents customer related charges.
(c)	Represents interest expense, net of interest income.
(d)	Cash paid during the period for interest excludes amortization of deferred financing fees.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CONSOLIDATED CONTAINER COMPANY LLC

Critical Accounting Policies And Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements elsewhere in this report describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, worker’s compensation and benefit plan accruals, provisions for closed facilities, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

The allowance for doubtful accounts is based on our assessment of how much of specific customer accounts will be collected and what portion of the remaining customer accounts will not be collected. Our specific review is focused on our significant customers and overdue balances. Our review of the remaining, individually smaller customer balances is based on historical rates of default and other economic and industry information which may impact our customers’ collective ability to pay. If there is an unanticipated deterioration of a major customer’s credit worthiness or if actual defaults are higher than our historical experience, the actual recoverability of amounts due us could differ from our estimates and adversely affect our financial results.

A reserve for worker’s compensation claims is established based on claim count/severity information and historical loss trends. If actual claims experience related to claims incurred on or before December 31, 2004 deviates significantly from historical loss trends, our expense could be affected and adversely affect our financial results.

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, extensive use is made of advice from actuaries and assumptions are made about inflation, investment returns, mortality, employee turnover, and discount rates that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying financial statements related to these retirement plans are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates and adversely affect our financial results.

We test goodwill for impairment annually, on December 31, and between annual measurement dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Our assessment of goodwill is based on the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the Company (as we have only one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. Any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

We periodically test our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, long-lived assets, such as property, plant, equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We adopted SFAS No. 144 on January 1, 2002, and such adoption did not have a material affect on our consolidated financial statements. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Results Of Operations

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Overview. In 2004, we saw an unprecedented increase in the price of our primary raw material, resin. The published index prices for HDPE resin, for example, increased $0.22 per pound (or approximately 44%) in 2004, which was in addition to the $0.10 per pound increase in 2003. The steep rise in resin price contributed to slightly lower volumes in 2004 as compared to 2003, as did the closure and sale of several plants in 2004. Despite the lower volumes and the competitive price environment, sales increased, in part due to our effective pass through of raw material costs. Further, operating income improved in 2004 compared to 2003 mainly driven by the termination of a portion of our retiree benefit plan.

Net Sales. Net sales increased by approximately $21.5 million or 2.9% to $761.3 million for the year ended December 31, 2004 from $739.8 million in the year 2003. Excluding the estimated impact of higher average resin prices during 2004, sales would have been approximately $717.7 million, a decrease of 3.0% from 2003. This decrease was primarily attributable to the sale or closure of several plants (seven in 2004 and two in 2003), relatively weak demand at our water plants, lower resin brokering revenue and modest declines in volumes with a few key customers. Additionally, some price declines with customers in 2003 negatively impacted the 2004 results; these negative factors were, however, substantially offset by increased volumes related to the commercialization of many new business projects in 2004.

Gross Profit. Gross profit was $90.7 million in 2004 compared to $92.3 million in 2003. The decrease in gross profit was primarily attributable to the lower volume mentioned above along with higher delivery and employee benefits expenses, offset somewhat by lower total labor cost and lease expense.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance, accounting, human resources, etc.). SG&A expense decreased by $5.4 million to $40.9 million, or 11.7%, from $46.4 million in 2003. This change resulted from a $4.9 million credit to post-retirement expenses caused by the termination of three out of five components of our post-retirement benefit plans, announced in September 2004, costs of approximately $1.8 million incurred in 2003 to relocate our engineering and development center to Atlanta, Georgia and overall lower spending levels resulting from our cost management initiatives implemented in the second half of 2003 impacting areas such as salary and benefits, third-party contractor fees, travel, lease expense and various other expenses. These improvements were partially offset by an increase in incentive compensation expense of $1.5 million.

Amortization Expense. Amortization expense primarily includes the amortization of acquired contracts and non-compete agreements. Amortization expense for 2004 decreased by approximately $1.3 million or 97.5%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of the remaining 49% of Reid Mexico, S.A. de C.V. at the end of 2003.

Loss on Disposal of Assets. Loss on disposal of assets for 2004 was $5.4 million compared to $4.4 million for the same period of 2003. The loss related to 2004 was primarily due to the sale of five plants for an aggregate loss of $1.7 million and a $1.8 million impairment charge related to assets held at our used equipment warehouse. The loss during the same period of 2003 was primarily attributable to disposals of assets related to one project and the disposal of financial systems taken out of service in 2003 due to the implementation of a new system.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes and the amortization of deferred financing fees. Net interest expense increased by approximately 4.6%, or $2.6 million, to $59.4 million in 2004 from $56.8 million in 2003. This increase is primarily due to the write-off of deferred financing fees related to our former senior credit facility, which totaled $6.5 million, and higher weighted average interest rates on floating and fixed rate debt. This amount was partially offset by lower amortization of deferred financing costs of $2.3 million and overall lower debt levels, both of which resulted from the Refinancing Transactions, and lower revolver borrowings.

Income Tax Expense. Income tax expense was $0.4 million in 2004. This expense is due to the taxes incurred in association with the sale of our Puerto Rico facility.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Overview. In 2003, not only did we feel the full impact of lower volumes related to business lost during 2001 and 2002, but weakness in the general economy and poor weather during the spring and early summer negatively impacted demand for our products as well. Despite these poor volumes, we were more than able to offset their negative financial impact through a combination of lower costs and some favorable settlements on certain contracts with customers (where volumes were significantly below projected levels), which ultimately led to improved operating income compared to 2002, even after adjusting for the goodwill impairment charge in 2002.

Also notable during 2003 was the significant increase in the price of HDPE resin (our primary raw material.) There was a temporary, but unprecedented, $0.06 per pound surcharge that was put in place during the spring by the major resin producers, and published index prices for this resin rose approximately $0.10 per pound (or more than 20%) over the course of the year.

Net Sales. Net sales decreased by approximately 0.9% to $739.8 million for the year ended December 31, 2003 from $746.5 million in the year 2002. Excluding the estimated impact of higher average resin prices during 2003, sales would have been approximately $693.7 million, a decrease of 7.1% from 2002. The majority of the decrease is attributable to lower volumes due to the full year impact of prior year’s lost business, general weakness in the demand for plastic packaging, weakness in end-user demand for products from some key customers for whom the Company is the sole provider of specific packages, the closure of four facilities (two in 2002 and two in 2003), and cool, wet weather in the spring and early summer of 2003. Additionally, the decline was caused by price concessions which were generally related to contract renewals/extensions executed during 2002.

Gross Profit. Gross profit was $92.3 million in 2003 compared to $92.4 million in 2002. Despite the significant decline in volumes and additional pension costs of $3.3 million, which primarily reflected the impact of the market’s poor performance on our fund assets and changes in actuarial assumptions including the discount rate used to estimate such costs, we were able to maintain our gross profit level through significant reductions in direct labor, delivery cost, repair and maintenance, and salaried labor in the plants, as well as fewer worker’s compensation and quality claims. These cost reductions were all by products of our manufacturing excellence initiative, which we began implementing in 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $4.6 million to $46.4 million in 2002, or 9.1%, from $51.0 million in 2002. This decrease was primarily the result of the implementation of several company-wide cost management initiatives that resulted in reduced headcount, significant reductions in travel and entertainment spending, a reduction in the incentive accrual, and an elimination of most of our non-mandatory, third-party contractor expense. Additionally, relocation expense was lower than in 2002, and two large projects that required the use of third-party contractors were not continued in 2003. We also undertook several initiatives to consolidate and reduce the cost of our travel, office supply, and overnight shipping contracts.

Amortization Expense. Amortization expense decreased to approximately $1.3 million from approximately $2.5 million in 2002. The change was primarily attributable to decreased amortization of the supply agreement related to our purchase of Reid Mexico, S.A. de C.V. and officers’ contracts that were fully amortized by the end of 2002.

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

Interest Expense. Net interest expense increased by approximately 20.4%, or $9.6 million, to $56.8 million in 2003 from $47.2 million in 2002. This change was primarily attributable to additional interest and fees, which totaled $10.5 million, created by the terms of an amendment to our then existing senior credit facility, which we entered into in the first quarter of 2003. Of this $10.5 million, the payment of $8.9 million was deferred until the maturity of the related debt, resulting in an increase in cash interest expense of approximately $1.6 million for the year.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in 2004 was $17.2 million, compared to $14.1 million in 2003, an improvement of $3.1 million, which was caused by a number of factors. Accounts receivable positively affected cash flow by $11.7 million due primarily to better management of our collections in 2004 compared to 2003. Accounts payable also had a positive impact of $8.9 million, primarily driven from and more than offset by a $19.3 million inventory increase caused by the previously mentioned resin price increases during 2004 as well as an inventory build at year end.

Cash used in investing activities in 2004 was $26.1 million, compared to $28.7 million in 2003. The change was primarily due to higher proceeds from asset disposals due to the sale of five plants in 2004, partially offset by higher capital expenditures, including a $1.1 million increase in payments made to purchase leased property.

Cash used in financing activities in 2004 was $14.8 million, a change of $36.6 million compared to the net cash received from financing activities of $21.8 million during 2003. This was primarily due to the Refinancing Transactions that are discussed more fully below.

On May 20, 2004, the Company entered into a new senior credit facility that included a $220.0 million term loan and a $45.0 million revolving credit facility, of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10¾% senior secured discount notes which generated proceeds of approximately $150.1 million. Additionally, the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay outstanding borrowings, accrued interest, deferred interest and deferred fees of $13.0 million under the Company’s then existing senior credit facility and fees expected to ultimately reach approximately $11.5 million related to the Refinancing Transactions.

Senior Credit Facility—Following the Refinancing Transactions, our senior credit facility consisted of:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At December 31, 2004, we had no funded borrowings outstanding on the revolving credit facility, and $12.3 million was reserved for outstanding standby letters of credit. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly principal installments of $550,000 that commenced September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

Borrowings under the senior credit facility bear interest, at the Company’s option, at either:

•	a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin of 2.25% with respect to term loans and 2.75% with respect to revolving loans; or

•	a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank Eurodollar market, plus an interest margin of 3.25% with respect to term loans and 3.75% with respect to revolving loans.

In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facility ranging from 0.50% to 0.75% on an annual basis dependent on its senior secured term debt leverage ratio, payable quarterly in arrears. The fee percentage at December 31, 2004 was 0.75%.

The senior credit facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended December 31, 2004.

Senior Secured Discount Notes—In May 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10¾% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of December 31, 2004, the accreted value of the bonds, upon which interest expense was calculated, was $160.0 million. The notes will mature on June 15, 2009.

Unless the Company elects to accrue and pay cash interest as described below, the interest on the notes, combined with the initial proceeds, will accrete to $207.0 million during the period from the issue date of the notes until June 15, 2007 at a rate of 10 3/4% per annum, compounded semiannually on June 15 and December 15 of each year. After June 15, 2007, the Company is required to accrue and pay cash interest on the notes semi-annually on June 15 and December 15 at a rate of 10 3/4% per annum, with cash interest payments in arrears commencing on December 15, 2007.

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

Senior Subordinated Notes—The senior subordinated notes that were issued in July 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The obligations under the senior credit facility on a first-priority basis and obligations under the senior secured discount notes on a second-priority basis are (i) secured by substantially all of the assets of Holdings (in the case of the senior credit facility) and its direct and indirect domestic subsidiaries and (ii) guaranteed (on a joint and several basis) by the Company’s direct and indirect domestic subsidiaries other than Consolidated Container Capital Inc. (in the case of the senior secured discount notes) and, in each case, are subject to customary exceptions. The separate financial statements of each guaranteeing subsidiary are not presented because the Company’s management has concluded that such financial results, separate and apart from the Company’s results, are not material to investors.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At December 31, 2004, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at December 31, 2004, future funds generated by operations and future borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2005.

We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of December 31, 2004 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt (a)	$610,900	$2,200	$4,400	$604,300	$—
Interest on Long-Term Debt (b)	186,201	31,684	72,399	82,118	—
Operating Leases (c)	124,273	20,119	37,063	30,659	36,432

Total Contractual Cash Obligations	$921,374	$54,003	$113,862	$717,077	$36,432

	Commitment Expiration per Period
Other Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit	$12,275	$12,275	$—	$—	$—
Revolving Credit Facility (d)	32,725	32,725	—	—	—

Total Commercial Commitments	$45,000	$45,000	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of December 31, 2004, the unamortized discount on that debt was $47.0 million, leaving the total book value of long term debt at $563.9 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes and senior subordinated notes is included herein.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of December 31, 2004 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.3 million due in the future under non-cancelable subleases.
(d)	The revolving credit facility represents the unused borrowing commitment available to us as of December 31, 2004, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after December 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal year 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

Forward Looking Statements

The statements other than statements of historical facts included in this annual report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements may be indicated by phrases such as “will,” “estimates,” “plans,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “foresees,” “projects,” “forecasts” or words of similar meaning or import. We have made such statements in prior filings with the Securities and Exchange Commission and in this. Such statements are subject to certain risks, uncertainties, or assumptions, and therefore, management can make no representations or warranties as to the accuracy or reasonableness of such statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations in this, including, but not limited to:

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

We face the risk that our access to some raw materials may be interrupted or that we may not be able to purchase these raw materials at prices that are acceptable to us. We use large quantities of high-density polyethylene, polycarbonate, polypropylene and polyethylene terephthalate resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. Although generally we are able to pass changes in the prices of raw materials through to our customers over a period of time, we may not always be able to do so or there may be a lag between the time our costs increase and the time we pass those costs through to our customers. We cannot assure you that we will be able to pass through all future raw material price increases in a timely manner. Any limitation on our ability to pass through price increases on a timely basis could negatively affect our results of operations.

We depend on several large customers, the loss of which could have a material adverse effect on us. In addition, because many of our customers’ contracts are requirements contracts, we face the risk that they will purchase less than we anticipated.

For the year ended December 31, 2004, our largest customer accounted for approximately 14% of our container sales, and our ten largest customers accounted for approximately 49% of such sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. Furthermore, many of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we generally face the risk that the customers will not purchase expected amounts of the products covered under contracts. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business and we cannot guarantee that we will be able to successfully renew these contracts as they expire.

We face considerable competitive risk.

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally and from firms operating regionally. Several of these competitors are larger and/or have greater financial resources than we do. Our primary national competitors include Constar International, Graham Packaging, Liquid Container, Plastipak Packaging, Ring Technologies and Silgan Holdings. In addition, we face substantial competition from a number of companies with significant in-house bottling and blowmolding capacity, such as Nestle Waters North America, Kroger and Dean Foods. We cannot assure you that we will be able to compete effectively or that our competition will not cause our revenues or profitability to decrease.

We have substantial leverage, which may affect our ability to use funds for other purposes.

We have a substantial amount of outstanding indebtedness. A substantial portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness, which will reduce funds available to us for other purposes, including capital expenditures. We also carry a higher degree of leverage than some of our competitors, which could place us at a disadvantage to some of our competitors in certain circumstances. If we were to experience poor financial and operational results, the combination of the poor performance and our substantial leverage might create difficulties in complying with the covenants contained in our senior credit facility and indentures. The failure to comply with such covenants could result in an event of default under these agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default or cross-acceleration provisions.

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

Restrictive covenants in our notes and our other indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

The indentures governing our outstanding indebtedness and our new senior credit facility contain restrictive covenants that limit our ability to:

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

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our other indebtedness and our new senior credit facility contain other and more restrictive covenants that prohibit us from prepaying our other indebtedness, including the notes. Our senior credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to such indebtedness, including the notes. Upon the occurrence of an event of default under our new senior credit facility or such other indebtedness, the lenders or holders of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other debt, including the notes.

To service our indebtedness, make capital expenditures and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate and have excess cash in the future, which is dependent on various factors. These factors include the price and availability of raw materials such as resin, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We are subject to a broad range of national, state, provincial, international and local environmental laws and safety regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. Compliance with these laws and regulations can require significant capital expenditures and operating expenses. These laws and regulations can be complex and may change often, making it difficult to maintain compliance, and violations of these laws and regulations may result in substantial fines and penalties. In addition, environmental laws such as CERCLA, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, contamination at properties that we formerly owned or operated, as well as contamination at properties that we currently own or operate or to properties to which we may have sent hazardous substances, may result in our liability under environmental laws. As a manufacturer, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. We could, in the future, incur a material liability arising from the costs of complying with environmental laws, claims concerning non-compliance, or liability from contamination.

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

Our business entails products liability risk. Currently, we maintain approximately $51 million of insurance for products liability claims, but the amount and scope of our insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, products liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. Accordingly, we cannot assure you that we have, or will continue to have, adequate insurance coverage against possible products liability claims against us. In addition, our customers are exposed to products liability risk and possible negative publicity concerning their products for which they use our containers, which could cause us to lose those customers as well as future customers.

The interests of our controlling equity holders, Vestar Capital Partners III and Dean Foods Company, may conflict with our noteholders.

The interests of Vestar Capital Partners III, L.P. (“Vestar Capital Partners III”) and Dean Foods, the ultimate controlling equity holders of Holdings, our parent company, may conflict with the holders of our outstanding notes. For example, Vestar Capital Partners III and Dean Foods, as equity holders, may have an incentive to increase the value of their equity investment or cause us to distribute funds at the expense of our financial risk and our ability to make payments on the outstanding notes. Each of Vestar Capital Partners III, through affiliates which it controls, and Dean Foods, through its indirect ownership, is able to veto most major decisions regarding our management and operations. In addition, Vestar Capital Partners III, through affiliates which it controls, will have the sole power to elect a majority of the management committee and appoint new officers and management and, therefore, will effectively control many other major decisions regarding our operations. We cannot assure you that the interests of either Vestar Capital Partners III or Dean Foods will not conflict with the interests of the holders of our outstanding notes.

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

At December 31, 2004, we employed approximately 3,500 people. Approximately 1,000 of these employees were hourly workers covered by collective bargaining agreements which expire between April 30, 2005 and

February 28, 2008. In addition, the transportation and delivery of raw materials to our manufacturing facilities and of our products to our customers by union members is critical to our business. A prolonged labor dispute, slowdown, strike or similar action could have a material adverse effect on our business and results of operations.

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

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the year ended December 31, 2004, would have increased floating-rate interest expense by approximately $1.5 million. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2004, the estimated fair value of the senior subordinated notes was $181.3 million and the estimated fair value of the senior secured discount notes was $173.1 million.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed on the index at Item 15 and included herein beginning on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2004 and 2003.

ITEM 9A: CONTROLS	AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including a disclosure committee that includes the Chief Executive Officer, the Chief Financial Officer and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the disclosure committee concluded that at present the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter for the period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such internal controls. Our management continues to review our internal controls and procedures and the effectiveness of those controls. During the fourth fiscal quarter for the period ended December 31, 2004 the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2006. Also during the fourth fiscal quarter for the period ended December 31, 2004 the Company initiated the process of developing and organizing an Internal Audit function within the Company.

PART III

ITEM 10: MANAGEMENT	COMMITTEE AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are managed by our sole member, Holdings. Holdings is managed by a management committee presently consisting of nine members. As of March 9, 2005, five of the members were appointed by or serving at the request of Vestar CCH Preferred LLC, James P. Kelley, John R. Woodard, Leonard Lieberman, B. Joseph Rokus and Stephen P. Donovan and two were appointed by Franklin Plastics, Inc., Ronald H. Klein and Richard L. Robinson. Of the remaining two members, one is our chief executive officer, currently Stephen E. Macadam, and one is an “independent” member, William B. Bell. Mr. Ronald V. Davis was a member of the management committee from the closing of the Transactions until his resignation from such position as of December 31, 2004.

As of March 9, 2005, the members of the management committee of Holdings and our executive officers and their ages and positions are as follows:

Name	Age	Position
James P. Kelley	50	Chairman of the Management Committee
B. Joseph Rokus	50	Vice Chairman of the Management Committee
William G. Bell	58	Member of the Management Committee
Stephen P. Donovan	64	Member of the Management Committee
Ronald H. Klein	39	Member of the Management Committee
Leonard Lieberman	76	Member of the Management Committee
Richard L. Robinson	75	Member of the Management Committee
John R. Woodard	40	Assistant Secretary and Member of the Management Committee
Stephen E. Macadam	44	President and Chief Executive Officer and Member of the Management Committee
Richard P. Sehring	42	Chief Financial Officer
Robert K. Brower	56	Senior Vice President, Operations Services & Procurement
Laura H. Fee	45	Senior Vice President, Human Resources
Louis Lettes	40	Senior Vice President, General Counsel and Secretary
Douglas A. Smith	45	Assistant Treasurer and Director of Accounting Operations

James P. Kelley has served as a member of the management committee since the closing of the Transactions and has served as Chairman of the management committee since April 2003. Mr. Kelley is President of Vestar Capital Partners, an affiliate of Vestar Capital Partners III, L.P., and was a founding partner of Vestar Capital Partners, Inc. (“Vestar Capital Partners”) at its inception in 1988. Vestar Capital Partners specializes in management buyouts, recapitalizations and growth capital investments. Mr. Kelley is a director of several companies in which Vestar Capital Partners’ investment funds have significant equity interests, including Reid Plastics Holdings and St. John Knits, Inc., a premier name in elegant knitwear. Mr. Kelley received a B.S. from the University of Northern Colorado, a J.D. from the University of Notre Dame and an M.B.A. from Yale University.

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

Stephen P. Donovan was appointed to serve on the management committee beginning January 25, 2005. Mr. Donovan spent thirty-five years with Procter & Gamble Company, a global consumer products company, where he held a variety of senior positions in marketing and general management, most recently in the position of President of the Global Beverage and North American Food & Beverage segments. He currently serves on the board of directors of Birds Eye Foods, an affiliate of Vestar Capital Partners. Mr. Donovan received a B.S. from the University of Massachusetts.

Ronald H. Klein was appointed by Franklin Plastics to serve on the management committee following the closing of the Refinancing Transactions. Mr. Klein has served as Senior Vice President, Corporate Development of Dean Foods since February 2002. In mid-1998 Mr. Klein became Vice President, Corporate Development of Dean Foods, focused primarily on acquisition and divesture transactions and financial planning.

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

Richard L. Robinson has served as a member of the management committee since January 2000. Mr. Robinson has been Co-CEO of Robinson Dairy, LLC, a full-line milk and ice cream products company and a wholly owned subsidiary of Dean Foods, a food and beverage company in the US, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of Robinson Dairy, Inc. Currently, Mr. Robinson is a director of HCA/HealthOne, a Colorado healthcare organization. Mr. Robinson received a B.S. from Colorado State University. In December 2004, Mr. Robinson received an honorary doctorate from Colorado State University.

John R. Woodard has served as a member of the management committee since the closing of the Transactions. Mr. Woodard is a Managing Director of Vestar Capital Partners and joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director in the private equity practice of The Blackstone Group, an investment and advisory firm. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is also a Director of Reid Plastics Holdings. Mr. Woodard received a B.A. from Williams College.

Stephen E. Macadam has served as our President and Chief Executive Officer and as a member of the management committee since August 2001. Mr. Macadam previously served with Georgia-Pacific Corporation, an international manufacturer of building products and paper goods, where he held the position of Executive Vice President, Pulp & Paperboard, from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging, from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc., an international management consulting firm, from 1988 until

1998, culminating in the role of Principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam received a B.S. in Mechanical Engineering from the University of Kentucky, an M.S. in Finance from Boston College, and an M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. Macadam is also a Director of Bluelinx Holdings Inc., a publicly held distributor of building products.

Richard P. Sehring has served as our Chief Financial Officer since January 2005. Prior to January, Mr. Sehring served as our Senior Vice President, Finance and Accounting, and Chief Accounting Officer since November 2001. Mr. Sehring served as Vice President Finance and Administration for LaRoche Industries, Inc., a producer and distributor of a variety of chemicals, from June 2000 until June 2001. Between 1997 and 2000, Mr. Sehring served as Chief Financial Officer, in Frankfurt, Germany, and Vice President of Finance Neuilly Sur Seine, France for LII Europe SARL, a wholly owned subsidiary of LaRoche Industries, Inc. Mr. Sehring served as Corporate Controller for LaRoche Industries, Inc. from 1994 until 1997, and various financial positions up to Corporate Controller from 1989 until 1994 with LaRoche Chemicals, Inc. Mr. Sehring received his B.S. in Business Administration with a major in accounting and a minor in finance from Louisiana State University.

Robert K. Brower has served as our Senior Vice President for Operations Services and Procurement since October 2001. Prior to that date, Mr. Brower served as Vice President, Strategic Sourcing, for us since May 1999. Mr. Brower served in a variety of positions within the procurement organization of Newell-Rubbermaid Corporation, a producer of nonedible consumer products, from 1997 until 1999 eventually becoming the Vice President for Global Procurement. Mr. Brower served for 26 years in the United States Army, retiring in 1997 with the rank of Colonel. Mr. Brower received a B.A. and M.A. from the University of Richmond and an M.B.A. from Long Island University.

Laura H. Fee has served as our Senior Vice President, Human Resources, since September 2003. Prior to that date, Ms. Fee served as our Vice President, Engineering, Technology and Capital, since January 2002. Ms. Fee previously served with Georgia-Pacific Corporation where she held positions of increasing responsibility from June 1992 until January 2002. Most recently Ms. Fee held the position of Director, Strategic Sourcing from January 2001 to January 2002 and the position of Manager, Paper Business from August 1998 to January 2001. Ms. Fee was also Manager, Quality, Director, Technical Services and Senior Business Analyst for Georgia-Pacific Corporation. Ms. Fee received a B.S. in Chemical Engineering from the University of Illinois and an M.S. in Environmental Engineering also from the University of Illinois.

Louis Lettes has served as our Senior Vice President since July 2004 and as our General Counsel and Secretary since January 2002. From January 2002 until July 2004, Mr. Lettes had also served as our Vice President. Previously, Mr. Lettes served as Vice President and General Manager of Homestore.com, an on-line real estate service, from 1999 to 2001. Mr. Lettes served in various positions at Turner Broadcasting System, a producer of global news and entertainment products, from 1992 to 1999 and as an associate at the law firm of Alston & Bird from 1989 to 1992. Mr. Lettes received an A.B. from Princeton University and a J.D. from Vanderbilt University School of Law. Mr. Lettes is a member of the State Bar of Georgia.

Douglas A. Smith has served as our Assistant Treasurer and Director of Accounting Operations since July 2002. Prior to that date, Mr. Smith had been our Manager of Accounting since our inception in 1999. Mr. Smith started working for Plastic Containers, Inc. in 1988 as an accounting supervisor and was later promoted to the position of Manager of Accounting. Plastic Containers, Inc. was merged into Consolidated Container in July 1999. Mr. Smith received his B.S. in Business Administration with a major in accounting from the University of Nebraska.

Except as described in this section, there are no arrangements or understandings between any member of the management committee or executive officer and any other person under which that person was elected or appointed to their position.

Following the closing of the Transactions, the management committee established a compensation committee, comprised of Messrs. Davis, as chairman, Bell, Kelley and Robinson. Mr. Davis resigned from the management committee and the compensation committee as of December 31, 2004. Mr. Kelley was subsequently named chairman of the compensation committee. In addition, the management committee established an audit committee, comprised of Messrs. Lieberman, as chairman, Rokus and Woodard. Since we do not currently have equity securities that are traded on a securities exchange or other quotation system, we are not required to have an audit committee financial expert. The management committee therefore has not made a determination as to whether any of the members of the audit committee qualify as a financial expert.

Executive Severance Agreements

On January 20, 2004, the Company entered into severance agreements with certain of its key employees. Under these agreements, the Company promised to pay, in certain circumstances, severance pay equal to either 100% or 150% (such percentages differing among the employees) of the employee’s annual base salary in installments consistent with the Company’s payroll practices and health and welfare benefits for the period of time in which severance pay is paid. Circumstances giving rise to these obligations include, among others, (a) termination of the employee’s employment (other than for Cause, as defined in the agreements, death or disability) within twelve months of a Threshold Event (which is defined as the termination of Mr. Macadam’s employment as Chief Executive Officer of the Company) and (b) resignation by the employee for Good Reason (as defined in the agreement) within twelve (12) months of a Threshold Event. In consideration of such commitments by the Company, each employee agreed to abide by certain restrictive covenants following termination of employment and to execute certain releases in favor of the Company upon termination. These severance agreements expire on December 31, 2006.

Code of Ethics

We have adopted the Consolidated Container Company Code of Business Conduct, which applies to all members of our management committee, officers and employees. The standards of conduct and ethics are publicly available on our website at www.cccllc.com. If the Company makes any substantive amendments or grants of waivers to the standards of conduct and ethics, including any implicit waivers that apply to our chief executive officer or chief financial officer, we will disclose the nature of the amendment or waiver on that website. We may also elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

In addition, the management committee adopted a Code of Business Conduct and Ethics applicable to all members of the management committee effective January 25, 2005. This Code, which is also available to the public on our website, provides guidelines on issues such as conflicts of interest, corporate opportunities and confidentiality, among others.

ITEM 11: EXECUTIVE	COMPENSATION

The table below shows the compensation paid or earned by the current Chief Executive Officer and the five other most highly paid executive officers of Consolidated Container Company as of December 31, 2004. For all such officers, the table shows compensation during the years ended December 31, 2004, 2003 and 2002 where applicable:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Number of Securities Underlying Options(1)	All Other Compensation
Stephen E. Macadam(2) President and Chief Executive Officer	2004 2003 2002	$540,800 520,000 519,417	$514,000 280,000 520,000	12,700,000 625,000 575,000	$7,435 6,405 5,634
Tyler L. Woolson(3) Chief Financial Officer (resigned in January 2005)	2004 2003 2002	310,962 300,000 276,923	121,600 45,000 45,000	1,800,000 125,000 100,000	6,089 5,066 9,195
Robert K. Brower(4) Senior Vice President, Operation Services & Procurement	2004 2003 2002	249,848 236,900 233,449	129,000 50,000 30,000	1,320,000 40,000 11,000	6,062 7,087 129,133
Richard P. Sehring(5) Senior Vice President, Finance & Accounting & Chief Accounting Officer (promoted to Chief Financial Officer in January 2005)	2004 2003 2002	208,769 200,000 200,000	76,000 40,000 20,000	1,320,000 35,000 30,000	5,789 5,165 5,666
Laura H. Fee(6) Senior Vice President, Human Resources	2004 2003 2002	188,404 169,903 146,058	57,000 35,000 23,000	330,000 20,000 3,000	5,782 1,096 35,000
Louis Lettes(7) Senior Vice President, General Counsel & Secretary	2004 2003 2002	189,615 175,000 171,635	50,000 25,000 10,000	330,000 20,000 15,000	5,707 5,470 3,891

(1)	Included for each year presented are not only those options granted during such year, but also any options that were repriced during such year. Accordingly, the 2004 numbers represent total outstanding options at December 31, 2004, and subsume 2002 and 2003 numbers.
(2)	Mr. Macadam joined Consolidated Container Company in August 2001. Included in the Number of Securities Underlying Options column for Mr. Macadam are repriced options (625,000 in 2004, 575,000 in 2003 and 525,000 in 2002). Included in All Other Compensation for Mr. Macadam is imputed income on company provided life insurance ($1,140 in 2004, $1,080 in 2003 and $1,200 in 2002) and employer matching contributions for the Company-sponsored 401(k) plan ($6,295 in 2004, $5,325 in 2003 and $4,434 in 2002).
(3)	Mr. Woolson joined Consolidated Container Company in January 2002 and resigned on January 14, 2005. The amount shown in the Bonus column for 2002 represents an initial signing bonus ($20,000) as well as a performance bonus for that year ($25,000). Included in the Number of Securities Underlying Options column for Mr. Woolson are repriced options (125,000 in 2004 and 100,000 in 2003). Mr. Woolson’s resignation resulted in a reduction in the number of securities underlying his options. Such reduction is not reflected in the above table. Included in All Other Compensation for Mr. Woolson is imputed income on company provided life insurance ($466 in 2004, $1,086 in 2003 and $1,080 2002), employer matching contributions for the Company-sponsored 401(k) plan ($5,623 in 2004, $3,980 in 2003 and $3,115 in 2002) and reimbursement for COBRA coverage prior to the Company benefits becoming effective ($5,000 in 2002).
(4)

Included in the Number of Securities Underlying Options column for Mr. Brower are repriced options (40,000 in 2004, 11,000 in 2003 and 7,700 in 2002). Included in All Other Compensation for Mr. Brower is imputed income on company provided life insurance ($389 in 2004, $1,087 in 2003 and $133 in 2002), employer matching contributions for the Company-sponsored 401(k) plan ($5,673 in 2004, $6,000 in 2003 and $5,500 in 2002) and relocation expenses paid by the Company in 2002 to cover Mr. Brower’s relocation from Dallas, Texas to Atlanta, Georgia of $123,500.

(5)	Included in the Number of Securities Underlying Options column for Mr. Sehring are repriced options (35,000 in 2004, 30,000 in 2003 and 30,000 in 2002). Included in All Other Compensation for Mr. Sehring is imputed income on company provided life insurance ($130 in 2004, $389 in 2003 and $15 in 2002), employer matching contributions for the Company-sponsored 401(k) plan ($5,659 in 2004, $4,776 in 2003 and $3,692 in 2002) and reimbursement for COBRA coverage prior to the Company benefits becoming effective ($1,959 in 2002).
(6)	Ms. Fee joined Consolidated Container Company in January 2002. The amount shown in the Bonus column for 2002 represents an initial signing bonus ($10,000) as well as a performance bonus for that year ($13,000). Included in the Number of Securities Underlying Options column for Ms. Fee are repriced options (20,000 in 2004, 3,000 in 2003 and 3,000 in 2002). Included in All Other Compensation for Ms. Fee is imputed income on company provided life insurance ($130 in 2004, $310 in 2003 and $11 in 2002), reimbursement of relocation expenses to cover Ms. Fee’s relocation from Crossett, Arkansas to Atlanta, Georgia ($34,989 in 2002) and employer matching contributions for the Company-sponsored 401(k) plan ($5,652 in 2004 and $786 in 2003).
(7)	Mr. Lettes joined Consolidated Container Company in January 2002. Included in the Number of Securities Underlying Options column for Mr. Lettes are repriced options (20,000 in 2004, 15,000 in 2003 and 10,000 in 2002). Included in All Other Compensation for Mr. Lettes is imputed income on company provided life insurance ($130 in 2004, $324 in 2003 and $12 in 2002), employer matching contributions for the Company-sponsored 401(k) plan ($5,577 in 2004, $5,146 in 2003 and $1,212 in 2002) and reimbursement for COBRA coverage prior to the Company benefits becoming effective ($2,667 in 2002).

Employment Agreements

As of August 13, 2001, we entered into an employment agreement with Stephen E. Macadam. The employment agreement provides that Mr. Macadam will be employed as our President and Chief Executive Officer at an initial annual base salary of $500,000 for a term of five years, subject to adjustment by the management committee and his earlier termination for “cause.” “Cause” includes willful misconduct, his conviction of a felony, or his resignation without “good reason.” Commencing with August 13, 2006, and on each August 13 thereafter, the Employment Term shall be automatically extended for an additional one-year period, unless we or Mr. Macadam provides the other with 60 days written notice. Mr. Macadam is entitled to a bonus of up to 100% of his base salary at the discretion of the management committee, to participate in any executive bonus plan and all employee benefit plans maintained by us and, under some circumstances, to an additional payment to offset negative tax effects on his benefits.

In the event we terminate Mr. Macadam without cause or he resigns for good reason before the employment agreement expires, Mr. Macadam will be entitled to receive:

•	any payments and benefits provided under any plans or programs in which he participated before the termination;

•	payment of the average of the base salary and annual bonus earned in the two years prior to his termination multiplied by two (2);

•	a cash lump sum payment for unused vacation and unpaid other compensation; and

•	continued employee medical and life insurance plans for the term of any severance payments.

In the event of his death or permanent disability, Mr. Macadam or his estate will be entitled to a reduced compensation package. In addition, Mr. Macadam agreed not to disclose any confidential information regarding us and our affiliates, not to be engaged in, in any capacity, any business that competes with us, nor to solicit any person who was employed by us or our affiliates during the twelve months preceding that solicitation for a period of twenty-four months after the date of his termination of employment.

Option Plans

Following the closing of the Transactions, Holdings adopted a 1999 Unit Option Plan to provide some of our key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Holdings. The number of options available under this plan has since been increased to 27,690,000 as of March 9, 2005, pursuant to resolutions of the management committee and amendments to the option plan to account for, among other things, the dilution in value of the underlying common units as a result of the issuance of Series B Convertible Preferred Units in connection with the Refinancing Transactions. Under the current option plan, known as the Second Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan (the “CCH Plan”), Holdings has granted options to certain key employees that represent the right to acquire, in total, 22,476,997 member units of Holdings as of December 31, 2004. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between such employees and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

In addition to the options to purchase member units in Holdings that were granted to some of our key employees under the above plan, certain of these employees also hold options to purchase member units of Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, the rights to acquire 132,601 member units were outstanding as of December 31, 2004. The compensation committee of the management committee administers these option plans.

The table below shows the options granted to the most highly paid executive officers of Consolidated Container Company during the fiscal year 2004:

OPTION GRANTS IN 2004

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(2)	Percentage of Total Options Granted to Employees in Fiscal Year(3)	Exercise Price Per Share	Expiration Date
Name					5%	10%
Stephen E. Macadam	12,700,000	56.4%	$0.05	July 1, 2014	$399,348	$1,012,026
Tyler L. Woolson(1)	1,800,000	8.0%	0.05	July 1, 2014	56,601	143,437
Robert K. Brower	1,320,000	5.9%	0.05	July 1, 2014	41,507	105,187
Richard P. Sehring	1,320,000	5.9%	0.05	July 1, 2014	41,507	105,187
Laura H. Fee	330,000	1.5%	0.05	July 1, 2014	10,377	26,297
Louis Lettes	330,000	1.5%	0.05	July 1, 2014	10,377	26,297

(1)	In accordance with Mr. Woolson’s option agreement, the expiration date of these options changed upon his resignation on January 14, 2005, to one year from the date of his termination. Using the revised termination date for the potential realizable value calculation at 5% and 10% annual appreciation, the values are $7,004 and $14,190, respectively.
(2)	Included in the Number of Securities Underlying Options Granted column for Mr. Macadam, Mr. Woolson, Mr. Brower, Mr. Sehring, Ms. Fee, and Mr. Lettes are repriced options in the amounts of 625,000, 125,000, 40,000, 35,000, 20,000 and 20,000, respectively.
(3)	Calculation assumes all options repriced during the year are included in total options granted.
(4)	Illustrative, assumes that fair market value of options was equal to $.05/share at date of grant.

AGGREGATED FISCAL YEAR END OPTION VALUES

	Number of securities underlying unexercised options at year-end		Value of unexercised in- the-money options at fiscal year-end ($) Exercisable/ Unexercisable	Total options
Name	Exercisable	Unexercisable
Stephen E. Macadam	5,021,425	7,678,575	$0	12,700,000
Tyler L. Woolson(1)	1,080,000	720,000	0	1,800,000
Robert K. Brower	492,164	827,836	0	1,320,000
Richard P. Sehring	407,211	912,789	0	1,320,000
Laura H. Fee	198,000	132,000	0	330,000
Louis Lettes	198,000	132,000	0	330,000

(1)	Mr. Woolson resigned on January 14, 2005, resulting in a reduction in the number of securities underlying his options. Such reduction is not reflected in the above table.

Report on Repricing of Options

In July 2004, to account for the dilution in value of the underlying common units as a result of the issuance of Series B Convertible Preferred Units in connection with the Refinancing Transactions, and to more closely align the option exercise price to levels commensurate with our performance and the estimated value of the company, the management committee reduced the exercise price on all options previously issued under the CCH Plan from $1.00 to $0.05.

While there is no market for our equity, our management committee made adjustments to the exercise price of certain options in 2004 and in each of the previous two years in good-faith attempts to set an exercise price that was at or above fair market value. In 2002, in an effort to adjust the option exercise prices to reflect our financial performance and the estimated value of the Company, the management committee replaced $10.50 and $29.66 options that had been granted to the new management team in 2001 and 2002, respectively, with options having an exercise price of $6.50. In 2003, to more closely align the option exercise price to levels commensurate with our performance and the estimated value of the Company, the management committee reduced the $6.50 and $15.00 exercise prices on options that had been granted to the new management team to $1.00. In 2004, for the same reasons as in the past, these options were further reduced from $1.00 to $0.05 as reflected in the table below.

10-YEAR OPTION REPRICINGS

Name	Number of securities underlying options repriced or amended	Market price of stock at time of repricing or amendment	Exercise price at time of repricing or amendment	New exercise price	Length of original option term remaining at date of repricing or amendment
Stephen E. Macadam	525,000	$0.05	$1.00	$0.05	8 yrs, 0 mos
Stephen E. Macadam	50,000	0.05	1.00	0.05	8 yrs, 1 mo
Stephen E. Macadam	50,000	0.05	1.00	0.05	9 yrs, 1 mo
Tyler L. Woolson(1)	100,000	0.05	1.00	0.05	8 yrs, 0 mos
Tyler L. Woolson(1)	25,000	0.05	1.00	0.05	8 yrs, 7 mos
Tyler L. Woolson(1)	25,000	0.05	1.00	0.05	9 yrs, 7 mos
Robert K. Brower	11,000	0.05	1.00	0.05	8 yrs, 0 mos
Robert K. Brower	29,000	0.05	1.00	0.05	9 yrs, 0 mos
Richard P. Sehring	30,000	0.05	1.00	0.05	8 yrs, 0 mos
Richard P. Sehring	5,000	0.05	1.00	0.05	9 yrs, 0 mos

Name	Number of securities underlying options repriced or amended	Market price of stock at time of repricing or amendment	Exercise price at time of repricin or amendment	New exercise price	Length of original option term remaining at date of repricing or amendment
Laura H. Fee	3,000	0.05	1.00	0.05	8 yrs, 0 mos
Laura H. Fee	17,000	0.05	1.00	0.05	9 yrs, 0 mos
Louis Lettes	15,000	0.05	1.00	0.05	8 yrs, 0 mos
Louis Lettes	5,000	0.05	1.00	0.05	9 yrs, 0 mos

(1)	Mr. Woolson resigned on January 14, 2005, resulting in a reduction in the number of securities underlying his options. Such reduction is not reflected in the above table.

Respectfully submitted,

THE COMPENSATION COMMITTEE

James P. Kelley, Chairman

William G. Bell

Richard L. Robinson

Long-Term Incentive Plan

In July 2004, the management committee of Holdings terminated an existing long-term incentive plan and adopted a new long-term incentive plan (“LTIP”) for some of the key employees of the Company. Under the LTIP, if a liquidity event were to occur, then the compensation committee of Holdings’ management committee would approve cash payments to participants based on formulas which would take into account, among other factors, the appreciation in value of the member units of Holdings, the allocation percentage granted to each participant, and the vesting of each award. As defined in the LTIP, a liquidity event includes:

•	the sale of units of Holdings held by Vestar Packaging LLC and its affiliates, for cash or marketable securities, resulting in Vestar Packaging LLC and its affiliates’ owning less than a majority of the total voting power of Holdings;

•	the sale of substantially all of the assets of the Company or of Holdings; or

•	an initial public offering of the member units of Holdings.

Each participant’s award is subject to reduction or forfeiture in the event the participant’s employment with the Company is terminated prior to the occurrence of a liquidity event, depending on the reason for such termination of employment.

The aggregate of all awards granted under the LTIP (which includes two separate pools referred to as Bonus Pool-A and Bonus Pool-B) is limited to a maximum payout of approximately $11.8 million, which includes maximum payouts of approximately $8.8 million under Bonus Pool-A and approximately $3.0 million under Bonus Pool-B. As of March 9, 2005, no awards have been granted with respect to Bonus Pool-B. The compensation committee of Holdings’ management committee administers the plan. The following table shows the awards under our LTIP plan to the most highly paid executive officers of the Company during the fiscal year 2004. The percentages and estimated payouts in this table reflect Bonus Pool-A only.

LONG-TERM INCENTIVE PLANS—AWARDS IN LAST FISCAL YEAR

Name	Number of Shares, Units or Other Rights (%)	Performance or Other Period Until Maturation or Payoff	Estimate Future Payouts Under Non-Stock Based-Price Plans
			Threshold ($)	Target(1) ($)	Maximum(2) ($)
Stephen E. Macadam	25	Liquidity Event	—	1,407,071	2,199,600
Tyler L. Woolson(3)	11	Liquidity Event	—	619,111	967,824
Robert K. Brower	11	Liquidity Event	—	619,111	967,824
Richard P. Sehring	10	Liquidity Event	—	562,829	879,840
Laura H. Fee	8	Liquidity Event	—	450,263	703,872
Louis Lettes	8	Liquidity Event	—	450,263	703,872

(1)	“Target” estimated payout was calculated by determining the Company’s net equity value as of December 31, 2004. Net equity value, as defined by the LTIP, equals the enterprise value of the Company less total debt and preferred units.
(2)	“Maximum” estimated payout assumes that the Company’s net equity value as of the date of a liquidity event will be at least $25.4 million, which is the net equity value required under the LTIP for a maximum payout.
(3)	Mr. Woolson’s award and estimated payouts are calculated as of December 31, 2004; however Mr. Woolson’s subsequent resignation from the Company on January 14, 2005 caused Mr. Woolson to forfeit a portion of his award.

Management Committee Compensation

All members of the management committee are reimbursed for their usual and customary expenses incurred in attending all management committee and committee meetings. Members of the management committee who are also our employees or employees of Vestar Capital Partners or Dean Foods or affiliates of either do not receive additional remuneration for serving as members of the management committee. Each other member of the management committee receives compensation of $2,500 for each meeting of the management committee that such member attends in person or telephonically and $3,750 for each calendar quarter of service as a member of the management committee.

Compensation Committee Interlocks and Insider Participation

As of March 9, 2005, William Bell, James Kelley and Richard Robinson serve on the compensation committee of the management committee of Holdings. None of such individuals are employees of the Company. In addition, none of our executive officers served as a member of a board of directors of any other entity that has an executive officer who served on our compensation committee. For information on the certain relationships between the members of the compensation committee, or their affiliates, and us, see Item 13: Certain Relationships and Related Transactions.

Report of the Compensation Committee

Our compensation program is designed to attract, retain and motivate quality people in a highly competitive business environment. Our annual and long-term incentive compensation strategy is designed to link our long-term strategic objectives to the compensation of our key executives and managers. Our compensation packages are comprised of base salaries, annual performance-based cash bonuses, and equity based long-term incentives. Our compensation targets are set based on a number of factors including, but not limited to, compensation practices at companies within our industry and other industries that are similar in terms of their complexity of operations, experience, and skill levels.

Base Salaries. Base salaries of all officers, including the executive officers named in the Summary Compensation Table on page 32, are reviewed and approved annually by the Compensation Committee. Salaries are set at levels that are deemed necessary to attract and retain appropriate talent; however, these rates will vary due to individual performance, the scope of responsibilities and the competitive nature of the marketplace. The leadership team at the Company received an average of 4.5% annual merit increases during 2004. Additionally, Mr. Sehring received an 18% increase in base salary upon promotion to the position of CFO.

Annual Incentives. Annual bonuses are earned based on performance under the Company’s management incentive program and as approved by the compensation committee. Payments under the management incentive plan vary based on the achievement of performance targets set at the beginning of each year by the leadership team of Consolidated Container Company that have both objective and subjective components. Performance above or below these targets will result in proportionately higher or lower bonuses.

Earnings before interest, taxes, depreciation, and amortization, known as EBITDA, is the primary objective financial metric used to determine bonuses in the management incentive plan. The subjective component consists of the Chief Executive Officer’s discretion based on qualitative and quantitative financial and non-financial goals that are set individually for the officer group and are ultimately approved by the compensation committee. Such measures include, but are not limited to, safety, successful project implementation, and performance against department budgets. The minimum threshold EBITDA target was achieved for 2004 performance for the Company as a whole and incentive payments were as per the plan design based on company and business unit performance. The minimum levels of EBITDA for 2003 and 2002 were not achieved by the Company as a whole, and therefore awards were made only under the subjective components of the plan or contractual agreements. A listing of the awards made to the executive officers named in the Summary Compensation Table can be found on page 32.

Long-Term Incentives through Option Grants. Our unit option plans are intended to align the incentives of the covered employees with our long-term success by giving us the ability to reward employees for increasing the equity value of Consolidated Container Company and its affiliates. The compensation committee has the authority under each of these plans to set the terms and conditions of any grants and awards. Net of options retired, repurchased, forfeited, or canceled and exchanged, options covering 21,387,037 units were granted during 2004.

Chief Executive Officer Compensation. Steve Macadam, the President and Chief Executive Officer of Consolidated Container Company, participates in the compensation programs described in this report. His cash compensation for 2004, 2003 and 2002 is summarized in the Summary Compensation Table.

The committee’s determination of Mr. Macadam’s compensation in 2004, 2003 and 2002 was based on an assessment of base salaries for executives of a similar caliber of talent. Mr. Macadam’s annual incentive payment for 2004 and 2003 was determined by the management committee in light of the Company’s financial performance compared to plan and based on a discretionary assessment of his performance during the year. Mr. Macadam’s bonus was guaranteed for 2002.

Mr. Macadam’s base salary, annual bonus and equity incentives are intended to keep his compensation competitive with executives with similar skill sets and experience, and to align his financial interests significantly with the overall success of Consolidated Container Company.

Respectfully submitted,

THE COMPENSATION COMMITTEE

James P. Kelley, Chairman

William G. Bell

Richard L. Robinson

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings is the beneficial owner of all of the equity of Consolidated Container Company. Holdings’ address is 3101 Towercreek Parkway, Suite 300, Atlanta, Georgia 30339.

Provided below is information as of March 9, 2005, the most recent date practicable, concerning the beneficial ownership of the member units and the economic interests in Holdings by:

•	each person known by us to be the beneficial owner of more than 5% of the member units of Holdings;

•	each member of the management committee of Holdings, which effectively serves as the management committee of Consolidated Container Company;

•	each of the named executive officers of Consolidated Container Company, as listed on the Summary Compensation Table; and

•	the officers and members of the management committee as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned(1)	Percentage of Common Units Outstanding(1)	Number of Series B Preferred Units Beneficially Owned(1)(13)	Percentage of Series B Preferred Units Outstanding
5 % Equity Holders:
Vestar Packaging LLC(2) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	2,050,000	16.61%	—	—
Reid Plastics Holdings, Inc.(3) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	3,050,000	24.71%	—	—
Franklin Plastics, Inc.(4) 2515 McKinney Avenue, Suite 1200 Dallas, Texas 75201	5,568,513	45.11%	11,956.889	26.57%
Vestar CCH LLC(5)(6) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	1,671,284	13.54%	33,043.111	73.43%
Vestar CCH Preferred LLC(6) Seventeenth Street Plaza 1225 17th Street, Suite 1660 Denver, Colorado 80202	—	—	33,043.111	73.43%

	Number of Common Units Beneficially Owned(1)	Percentage of Common Units Outstanding(1)	Number of Series B Preferred Units Beneficially Owned(1)(13)	Percentage of Series B Preferred Units Outstanding
Named Executive Officers and Management Committee Members:
James P. Kelley(2)(3)(5)(6)(7)	6,771,284	54.86%	33,043.111	73.43%
B. Joseph Rokus(3)(6)	3,050,000	24.71%	33,043.111	—
William G. Bell(6)	1,686	*	33,043.111	73.43%
Stephen P. Donovan	—	—	—	—
Ronald H. Klein(4)(8)	5,568,513	45.11%	11,956.889	26.57%
Leonard Lieberman(2)(3)(5)(6)(9)	6,771,284	54.86%	33,043.111	73.43%
Richard L. Robinson(6)	1,686	*	33,043.110	73.43%
John R. Woodard(2)(3)(5)(6)(10)	6,771,284	54.86%	33,043.111	73.43%
Stephen E. Macadam(6)(11)	5,912,165	32.39%	33,043.111	73.43%
Tyler L. Woolson(6)(11)	546,904	4.24%	33,043.111	73.43%
Robert K. Brower(11)	499,792	3.89%	—	—
Richard P. Sehring(6)(11)	584,746	4.52%	33,043.111	73.43%
Laura H. Fee(6)(11)	221,144	1.76%	33,043.111	73.43%
Louis Lettes(6)(11)	221,145	1.76%	33,043.111	73.43%

All Officers and Members of the Management Committee As a Group (14 persons)(12)	20,329,065	100.0%	45,000.000	100.0%

*	Indicates less than 1.0% ownership
(1)	The amounts and percentage of common and preferred units beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.
(2)	Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Holdings 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% owned by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Holdings and 2.5% owned by other persons. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P. Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P. Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 16.6% of the common units in Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.8% of Reid Plastics Holdings, Inc., which, in turn, owns 24.7% of the common units in Holdings. Mr. Lieberman has a 0.03% interest in Vestar Capital Partners III, L.P.
(3)

Reid Plastics Holdings, Inc., a Delaware corporation, is 82.8% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, and 3.5% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Holdings and 2.5% owned by other persons. Mr. Rokus, as a direct owner of Reid Plastics Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastics Holdings, Inc.’s member units of Holdings. Mr. Rokus disclaims this beneficial ownership.

(4)	Franklin Plastics, Inc., a Delaware corporation, is 99% owned (on an as-converted basis after conversion of Series B Convertible Preferred Units) by Franklin Holdings, Inc. f/k/a Continental Can Company, Inc.
(5)	Vestar CCH LLC, a Delaware limited liability company, is 96.4% owned by Vestar Capital Partners III, L.P., 0.07% owned by Leonard Lieberman, 0.08% owned by John R. Woodard, and 3.42% owned by others.
(6)	Vestar CCH Preferred LLC, a Delaware limited liability company, is 90.46% owned by Vestar CCH LLC, 1.12% owned by Vestar CCH Investors LLC, 4.63% owned by B. Joseph Rokus, 1.59% owned by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 1.51% owned by Mr. Macadam, 0.15% owned by Mr. Woolson, 0.08% owned by Mr. Sehring, 0.12% owned by Ms. Fee, 0.05% owned by Mr. Lettes, 0.08% owned by Richard L. Robinson, 0.02% owned by William G. Bell and 0.20% owned by others. Vestar Capital Partners III, L.P. is the managing member of Vestar CCH LLC and Vestar CCH Investors LLC, and owns 100% of Vestar CCH Investors LLC. Messrs. Kelley, Woodard, Bell, Robinson, Rokus, Macadam, Woolson, Sehring and Lettes and Ms. Fee may be deemed to share beneficial ownership of the member units of Holdings held by Vestar CCH Preferred LLC. Messrs. Kelley, Woodard, Bell, Robinson, Rokus, Macadam, Woolson, Sehring and Lettes and Ms. Fee disclaim this beneficial ownership.
(7)	Mr. Kelley, as an executive officer of Vestar Associates Corporation III, L.P., may be deemed to share beneficial ownership of the membership units of Holdings held by each of Vestar CCH LLC, Vestar Packaging LLC, Vestar CCH Preferred LLC and Reid Plastics Holdings, Inc. Mr. Kelley disclaims this beneficial ownership.
(8)	Mr. Klein, as an executive officer of Dean Foods, may be deemed to share beneficial ownership of the member units of Holdings held by Franklin Plastics, Inc. Mr. Klein disclaims this beneficial ownership.
(9)	Mr. Lieberman, as an owner of Vestar Packaging LLC and Vestar Capital Partners III, L.P. may be deemed to share beneficial ownership of the member units of Holdings held by each of Vestar CCH LLC, Vestar Packaging LLC, Vestar CCH Preferred LLC and Reid Plastics Holdings, Inc. Mr. Lieberman disclaims this beneficial ownership.
(10)	Mr. Woodard, as an executive officer of Vestar Associates Corporation III, L.P. and as an owner of each of Vestar Packaging LLC and Vestar CCH LLC, may be deemed to share beneficial ownership of the member units of Holdings held by each of Vestar CCH LLC, Vestar Packaging LLC, Vestar CCH Preferred LLC and Reid Plastics Holdings, Inc. Mr. Woodard disclaims this beneficial ownership.
(11)	The number of common units beneficially owned represents presently exercisable options (including those that have vested as of March 9, 2005, and those that will vest within 60 days of March 9, 2005) to purchase common units of Holdings.
(12)	The officers and members of the management committee of Holdings as a group own, in total, 3,372 common units and presently exercisable options to purchase 7,985,896 common units of Holdings. See above footnotes for individual information on deemed beneficial ownership.
(13)	The Series B Convertible Preferred Units are convertible into shares of the common units of Holdings. Upon such conversion, the holders of such converted units would own in the aggregate approximately 95% of the then outstanding units of Holdings in addition to their common unit holdings set forth above. For a description of the Series B Convertible Preferred Units, see “Certain Relationships and Related Transactions–Series B Convertible Preferred Units.”

Equity Compensation Plan Information

The following table provides aggregate data on outstanding and available options under our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plan approved by security holders(1)(2)	22,609,598	$0.08	1,890,402
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	22,609,598	$0.08	1,890,402

(1)	This number includes 22,476,997 options issued under the CCH Plan and 132,601 options issued under the “Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan.” Upon any exercise of options under the latter plan, Franklin Plastics will transfer to Holdings, for cancellation without payment, a number of units equal to the number of units issued to the individual exercising the option.
(2)	Subsequent to December 31, 2004, the management committee approved a 3,190,000 increase in the number of options available to be issued under the CCH Plan in relation to the Company’s acquisition of STC Plastics, Inc., which is discussed further in “Recent Developments” in Item 1. These additional options are not reflected in this table.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Summarized below are the material terms and provisions of material agreements and arrangements that relate to the Company as of December 31, 2004, and which involve directors, officers, certain significant beneficial owners of the securities of Holdings, and their family members that involved in excess of $60,000.

Limited Liability Company Agreement of Consolidated Container Holdings

Simultaneously with the closing of the Transactions, Vestar Packaging LLC, Reid Plastics Holdings, Inc. and Franklin Plastics, Inc. entered into a limited liability company agreement of Holdings, our sole member, which was amended and restated in connection with the Refinancing Transactions.

The limited liability company agreement was further amended in December 2004 to modify the formula for determining whether the issuance of management options at any given time exceeds 9% of total equity (for purposes of, among other things, determining whether an option grant would be considered a “Major Decision”). Under this amendment, the part of the formula defining total equity was expanded to include the total number of units outstanding, on a fully diluted, as-converted basis after giving effect to the Series B Convertible Preferred Units issued in connection with the Refinancing Transactions.

The limited liability company agreement was further amended in January 2005 to increase the foregoing percentage from 9.0% to 10.1% to enable the Company to grant options in connection with the acquisition of STC Plastics, Inc., as described in “Recent Developments” in Item 1.

The limited liability company agreement of Holdings provides for its management, non-compete arrangements, transfer restrictions and related matters.

Management

The management committee of Holdings has general powers of supervision, direction and control over the business of Holdings, us and our subsidiaries. The management committee currently consists of nine members. As of March 9, 2005, five of the members were appointed by or serving at the request of Vestar CCH Preferred LLC, James P. Kelley, John R. Woodard, Leonard Lieberman, B. Joseph Rokus and Stephen P. Donovan and two were appointed by Franklin Plastics, Inc., Ronald H. Klein and Richard L. Robinson. Of the remaining two members, one is our chief executive officer, currently Stephen E. Macadam, and one is an “independent” member, William B. Bell. Mr. Ronald V. Davis was a member of the management committee from the closing of the Transactions until his resignation from such position as of December 31, 2004.

A majority of the members of the management committee, including the affirmative vote of at least one Franklin Plastics-appointed member and one Vestar CCH Preferred-appointed member, is required for certain decisions by the management committee. These decisions include, among others, the following:

•	issuing any equity securities, other than private offerings that, in the aggregate, do not exceed $50 million and issuances under Holdings’ option plan;

•	accepting or requiring additional capital contributions;

•	incurring debt in excess of $80 million;

•	selling, pledging or granting a security interest in all or substantially all of our assets;

•	acquiring any business or assets having a value, individually or in aggregate, in excess of $80 million, excluding acquisitions of raw materials and supplies in the ordinary course of business;

•	selling any operations or assets having a value, individually or in aggregate, in excess of $80 million, excluding sales or other dispositions of inventory in the ordinary course of business;

•	entering into or amending any agreement with a member or its affiliate; and

•	expanding the scope of business beyond the plastic packaging business.

Non-Competition Arrangements

Reid Plastics Holdings and its affiliates (collectively, “Reid”), Franklin Plastics and its affiliates (collectively, “Franklin Plastics”) and entities controlled by Vestar Equity Partners, L.P. or Vestar Capital Partners III, L.P. (collectively, “Vestar”) are subject to non-competition arrangements limiting their ability to compete in the business for plastic packaging products and plastic bottles for dairy, water, juice or other beverages in the same geographical area served by the companies that formed us (prior to the Transactions) or the geographical area served by Holdings, us and our subsidiaries since the Transactions. In general, these geographic areas are in the United States, Mexico and Canada. The non-competition arrangements applying to Franklin Plastics and its affiliates will terminate upon the date on which Franklin Plastics and its affiliates, in the aggregate, cease to own at least 10% of the member units of Holdings. The non-competition arrangements applying to Vestar and its affiliates as well as those applying to Reid and its affiliates will terminate upon the date on which the Vestar entities that are members of Holdings and Reid, in the aggregate, cease to own at least 10% of the member units of Holdings. The following exceptions apply to these non-competition arrangements:

•	Franklin Plastics may continue to operate certain Puerto Rico plastic operations that were not contributed to us in the Transactions.

•	Certain affiliates of Franklin Plastics may manufacture plastic packaging products solely for their own use.

•	In connection with future acquisitions, Franklin Plastics may operate any plastic packaging operations that it acquires and that generated 50% or less of the revenue of that acquired business for the preceding twelve months, provided that Franklin Plastics:

•	offers to sell the competing plastic packaging operations to us within six months of that acquisition at a mutually acceptable purchase price; or

•	if a purchase price cannot be agreed upon, sells the competing plastic packaging operations to an unaffiliated third party within twelve months of that acquisition.

•	Vestar and its affiliates may make (a) a non-controlling equity investment in a competing business if that equity investment is for less than $75 million and (b) a non-controlling, non-equity investment in a competing business.

•	Vestar and its affiliates, excluding Reid Plastics Holdings, may operate any plastic packaging operations that either:

•	constitute 50% or less of the revenue of that acquired business and generate less than $25 million in revenue for the twelve month period prior to that acquisition;

•	constitute 50% or less of the revenue of that acquired business, provided that Vestar Packaging LLC or its appropriate affiliate (a) offers to sell the competing plastic packaging operations us within six months of that acquisition, or (b) sells the competing plastic packaging operations to an unaffiliated third-party within twelve months of that acquisition, if an agreement with us cannot be reached; or

•	are in a product category in which we and our subsidiaries have less than $25 million in revenues.

Series B Convertible Preferred Units

In 2004, Holdings sold a total of 45,000 Series B Convertible Preferred Units to Vestar CCH Preferred LLC, an affiliate of Vestar Capital Partners III, L.P., and to Franklin Plastics, Inc., an affiliate of Dean Foods, for $1,000 per unit in cash. Certain named executive officers of our Company and members of the Holdings’ management committee subsequently invested in Vestar CCH Preferred LLC, purchasing in the aggregate approximately 6.7% of such entity. See the table “Security Ownership of Certain Beneficial Owners and Management” at Item 12 above. The Series B Convertible Preferred Units, which are senior to the outstanding common units, have an initial liquidation preference of $1,000 that will increase annually by 16%. The Series B Convertible Preferred Units are convertible at any time into common units at the option of the holder or into a combination of Series C Preferred Units and common units on the third and fourth anniversaries of their issuance. The Series C Preferred Units, which are transferable and entitled to registration rights, have similar terms to the Series B Convertible Preferred Units except, among other things, (i) the liquidation preference of the Series C Preferred Units will increase annually by 14%, (ii) the Series C Preferred Units do not have preemptive rights, and (iii) the Series C Preferred Units are not convertible into common units and do not have anti-dilution rights. Subject to the terms of the new senior credit facilities, the indenture governing our senior subordinated notes and the indenture governing the notes, Holdings is required to redeem the Series B Convertible Preferred Units and the Series C Preferred Units upon certain insolvency events or upon the sale, disposition or other transfer of all or substantially all of the assets of Holdings and its subsidiaries. In addition, Holdings shall redeem, at the option of each holder, the Series B Convertible Preferred Units and the Series C Preferred Units, to the extent not prohibited by the Company’s new senior credit facilities, the indenture governing our senior subordinated notes and the indenture governing the senior secured discount notes, (i) immediately following an initial public offering of equity securities of Holdings or (ii) immediately prior to a change of control. As part of the Refinancing Transactions, Holdings made a capital contribution to us of the $45.0 million in proceeds received from the sale of the Series B Convertible Preferred Units.

Management Agreement

We entered into a management agreement on April 29, 1999, which was amended on September 1, 2003, with Holdings and Vestar Capital Partners, relating to our management and the management of Holdings. Under the management agreement, we and Holdings paid Vestar Capital Partners an aggregate fee of $5 million and reimbursed Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with the closing of the Transactions. In addition, Vestar Capital Partners has been providing on-going management services to Holdings and us since the closing of the Transactions, including strategic, financial planning and advisory services. For these services, we pay Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the prior year’s earnings before interest, taxes, depreciation and amortization, as defined in the management agreement, of us, Holdings, and their subsidiaries on a consolidated basis, and we reimburse Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with these services. The management agreement will terminate upon the earlier of Vestar Packaging, Vestar Capital Partners III, L.P., their members, the partners therein and their respective affiliates collectively owning less than 25% of the member units of Holdings or following the closing of an initial public offering of Holdings. Holdings and the Company have also agreed to indemnify Vestar Capital Partners against some of the liabilities and costs incurred in connection with its engagement.

Limited Liability Company Agreement of Consolidated Container Company

Simultaneously with the closing of the Transactions, Holdings, as our sole member, entered into a limited liability company agreement for the governance of the Company. As our sole member, Holdings, through its management committee, manages us under this agreement.

Supply Agreements

In July 1999, we entered into agreements to supply Suiza Foods Corporation, now known as Dean Foods, with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and us and are subject to adjustments based on changes in raw material, manufacturing and delivery costs. In June 2004, we amended and restated our bottle components agreement with Dean Foods, providing for, among other things, an expiration date of December 31, 2006. We had sales to Dean Foods of approximately $191.6 million for the year ended December 31, 2004, including both bottle and resin sales.

Trademark License Agreement

Simultaneously with the closing of the Transactions, Holdings and we, which are referred to collectively in this description as the licensee, entered into a trademark license agreement with Continental Can Company, Inc., then a wholly owned subsidiary of Suiza Foods Corporation, now known as Dean Foods. Continental Can granted licensee a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Dean Foods directly or indirectly owns 10% or more of licensee. Licensee will be required to pay Continental Can an annual trademark-licensing fee of $100,000 if Dean Foods directly or indirectly owns less than 10% of Licensee. For the year ended December 31, 2004, no amounts were paid under this agreement. This agreement shall remain effective until the parties agree otherwise.

Assumption Agreement

Simultaneously with the closing of the Transactions, Holdings and we entered into an assumption agreement with Reid Plastics Holdings to assume all of Reid Plastics Holdings’ obligations to B. Joseph Rokus under various agreements entered into between 1997 and 1999. The agreement, relating to the 1997 acquisition of a controlling interest in Reid Plastics Holdings by Vestar Reid, called for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. Holdings has agreed to indemnify Suiza Foods Corporation, now known as Dean Foods, for some of these payments. We made no payment for the year ended December 31, 2004 under the terms of the 1997 agreement.

In 2003, we renegotiated certain agreements that Reid Plastics Inc. and/or Reid Plastics Holdings entered into with Mr. Rokus including his 1998 employment agreement. Under the 2003 agreement, we agreed to pay Mr. Rokus a payment of $100,000 in 2003 in lieu of various compensation and benefits that would have come due to Mr. Rokus. We further agreed to make annual payments through 2014 in lieu of providing Mr. Rokus with health insurance coverage that would have been required under earlier agreements. In sum, we paid Mr. Rokus $16,500 in 2004 and $115,000 under this agreement in 2003.

In a letter agreement dated September 20, 2000, between the Company and Mr. Rokus, Mr. Rokus agreed to refrain from making sales of any products, with certain exceptions, to any person or entity that is a customer or competitor of CCC in consideration for CCC’s consent to Mr. Rokus’s acquisition of Omni Plastics, Inc. Such non-compete obligations will terminate when Mr. Rokus ceases to serve as Vice Chairman of Holdings’ management committee.

Additional Matters

Ronald H. Klein, a member of the management committee, serves as Senior Vice President, Corporate Development, of Dean Foods. In addition to Dean Foods’ investment in connection with the Refinancing Transactions and the purchases of resin and bottles discussed above under “Supply Agreements”, during 2004 we sold three of our manufacturing plants (each of which operated on-site at a Dean Foods’ filling location) to Dean Foods for an aggregate of approximately $2.8 million in an arm’s length transaction.

William G. Bell, a member of the management committee, and his family own 75% of Aqua Filter Fresh, Inc., of which Mr. Bell is currently a director. Aqua Filter Fresh has purchased containers from us at market prices and terms. In 2004, these purchases amounted to approximately $1.1 million.

In addition, Aqua Filter Fresh wholly owns Bell Sales, Inc., of which Mr. Bell is a past President and is currently a director. Mr. Bell’s son is President of Bell Sales. Bell Sales purchases and resells containers on behalf of us. In 2004, we paid Bell Sales approximately $0.1 million in commissions.

Until December 31, 2004, Mr. Bell served as Executive Vice President of Tyler Mountain Water Company, Inc., which purchases containers from us at market prices and terms. Mr. Bell retired as Executive Vice President effective December 31, 2004, but remains on the management committee and continues to own 8.9% of Tyler Mountain Water. In 2004, these purchases by Tyler Mountain Water and its subsidiaries amounted to approximately $1.2 million.

Mr. Bell is also a director of Wissahickon Spring Water Company, which purchases containers from us. In 2004, these purchases amounted to $5.2 million.

B. Joseph Rokus, a member of the management committee, is a trustee of Rokus Capital, of which his five minor children collectively own 100%. Rokus Capital is a 7.7% shareholder of Berkeley Industries, which purchased Omni Plastics in 2001. Omni Plastics and Reid Plastics, Inc., entered into a contract as of February 10, 1997, amended as of October 28, 1998, whereby Omni agreed to supply Reid Plastics, now doing business as Consolidated Container Company, with valves. We paid Omni approximately $2.0 million for such valves in 2004. Additionally, we had sales to Berkeley Industries of $0.5 million in 2004.

Richard L. Robinson, a member of the management committee, is co-CEO of Robinson Dairy LLC, a wholly owned subsidiary of Dean Foods. Robinson Dairy purchased bottles and resin from us in 2004 totaling approximately $1.5 million.

Ronald V. Davis resigned as a member of Holdings’ management committee effective December 31, 2004. Prior to that date, Mr. Davis and/or certain of his affiliates (Ron Davis LLC and Davis Capital LLC) owned 27,100 units of Holdings (the “Holdings Units”); 27,100 options to purchase units of Holdings (the “Holdings

Options”); and various interests in Vestar Packaging LLC, Vestar Reid LLC and Reid Plastics Holdings, Inc. (collectively, the “Vestar Interests”). In connection with his 1999 purchase of the Holdings Units, Mr. Davis had issued a note to Holdings in the aggregate principal amount of $803,795. Effective December 31, 2004, Holdings entered into an agreement with Mr. Davis and his affiliates whereby, in connection with his resignation as a member of Holdings’ management committee, Holdings canceled the note, Mr. Davis forfeited his Holdings Options, and Mr. Davis and his affiliates conveyed to Holdings the Holdings Units and the Vestar Interests. As a result, neither Mr. Davis nor his affiliates have any interests in Holdings or its owners.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for the fiscal years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Audit Fees(1)	$396	$403
Audit Related Fees(2)	123	—
Tax Fees(3)	239	192

TOTAL FEES	$758	$595

(1)	Audit Fees include the aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s quarterly financial statements.
(2)	Audit Related Fees includes services related to obtaining a consent for and review of the S-4 filing of the senior secured discount notes issued as a part of the Refinancing Transactions.
(3)	Tax Fees includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Included in this balance are fees associated with tax services provided on behalf of certain members of Holdings in the amounts of approximately $122,000 and $40,000 in 2004 and 2003, respectively.

Approval of the audit committee is required (and was obtained for calendar year 2004) for Deloitte to continue as the Company’s primary auditors. Additionally, the audit committee’s approval is required for all non-audit work performed by Deloitte for the Company. For calendar year 2004, the audit committee gave approval for up to $250,000 to be spent by the Company in order to retain Deloitte to perform tax related work so long as the audit committee is apprised of each of the specific projects being worked on and so long as none of the work relates to the formation of tax shelters and/or the formation of special purpose entities for purposes of facilitating off-balance sheet transactions or arrangements.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(a)(3) Exhibits

Exhibit No.		Description of Exhibit

3.1		Certificate of Formation of Consolidated Container Company LLC. (The Certificate of Formation, included as Exhibit 3.1(a) to the Registration Statement on Form S-4 of Consolidated Container Company LLC, Consolidated Capital, Inc. and the Registrant Guarantors listed therein (the “Registration Statement”) as filed on January 21, 2000 is hereby incorporated herein by reference).

3.2		Limited Liability Company Agreement of Consolidated Container Company LLC. (The Limited Liability Company Agreement, included as Exhibit 3.1(b) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

3.3		Certificate of Formation of Consolidated Container Holdings LLC. (The Certificate of Formation, included as Exhibit 3.7(a) to the registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

3.4	(a)	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC. (The Limited Liability Company Agreement, included as Exhibit 3.1 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

3.4	(b)*	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC.

3.4	(c)*	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC.

4.1	(a)	Indenture dated as of July 1, 1999 among Consolidated Container Company LLC and Consolidated Container Capital, Inc. as Issuers, the Subsidiary Guarantors listed therein and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.1 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

4.1	(b)	Supplemental Indenture dated as of March 31, 2000 among Consolidated Container Company LLC and Consolidated Container Capital, Inc., as issuers, Reid Plastics Group LLC, Plastics Containers LLC, Continental Plastic Containers LLC, Continental Caribbean Containers LLC and Franklin Plastics Holdings LLC, as guarantors, and the Bank of New York, as trustee. (The Supplemental Indenture, included as Exhibit 4.1 to the 8-K as filed on May 12, 2000 is incorporated herein by reference.)

4.2		Form of 10 1/8% Senior Subordinate Note due 2009 and annexed Guarantees. (The Form of Note, included as Exhibit 4.2 to Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

4.3		Indenture, dated as of May 20, 2004, among Consolidated Container Company LLC, Consolidated Container Holdings LLC, the Guarantors and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.2 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

4.4		Forms of 10 3/4% Senior Secured Discount Notes due 2009. (The Forms of Notes, included as Exhibit 4.3 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.1		Credit Agreement, dated as of May 20, 2004, among Consolidated Container Company LLC, Consolidated Container Holdings LLC, various banks as lenders and Deutsche Bank Trust Company Americas, as Administrative Agent. (The Credit Agreement, included as Exhibit 10.1 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.2	Security Agreement dated as of May 20, 2004 among Consolidated Container Company LLC, Consolidated Container Holdings LLC, various subsidiaries of the Company and Deutsche Bank Trust Company Americas, as Collateral Agent. (The Security Agreement, included as Exhibit 10.14 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.3	Pledge Agreement dated as of May 20, 2004 among Consolidated Container Company LLC, Consolidated Container Holdings LLC., various subsidiaries of the Company and Deutsche Bank Trust Company Americas, as Collateral Agent. (The Pledge Agreement, included as Exhibit 10.3 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.4	Subsidiary Guaranty dated as of May 20, 2004 among Reid Plastics Group LLC, Consolidated Container Company LP, Plastic Container LLC, Consolidated Container Capital, Inc., Continental Caribbean Container, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent. (The Subsidiary Guaranty, included as Exhibit 10.4 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.5	Assignment and Assumption Agreement dated as of March 31, 2000 between Consolidated Container Company LLC and Franklin Plastics Holdings LLC. (Assignment and Assumption Agreement, included as Exhibit 10.1 to the 8-K as filed on May 12, 2000 is incorporated herein by reference.)

10.6	Trademark License Agreement dated as of July 1, 1999 between Continental Can Company, Inc., Consolidated Container Holdings LLC and Consolidated Container Company LLC. (The Trademark License Agreement, included as Exhibit 10.6 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.7	Management Agreement dated as of April 29, 1999 among Consolidated Container Holdings LLC, Consolidated Container Company LLC and Vestar Capital Partners III, L.P. (The Management Agreement, included as Exhibit 10.7 to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.8(a)†	Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(a) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.8(b)†	Form of Consolidated Container Holdings LLC 2002 Unit Option Agreement, as amended and restated. The Form of Unit Option Agreement, included as Exhibit 10.9(b) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.9(a)*†	Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated.

10.9(b)* †	Form of Consolidated Container Holdings LLC 2003 Unit Option Agreement.

10.10(a)*†	Second Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated.

10.10(b)*†	Form of Consolidated Container Holdings LLC 2004 Unit Option Agreement

10.11(a)†	Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Replacement Units Option plan, included as Exhibit 10.10(a) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.11(b)†	Form of Original Consolidated Container Holdings LLC Replacement Units Option Agreement for Option Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(b) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.11(c)†	Form of Modified Consolidated Container Holdings LLC Replacement Units Option Agreement for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan, (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(c) to the Registration Statement as filed on January 21, 2000 is incorporated herein by reference.)

10.12†	2004 Consolidated Container Holdings LLC Long-Term Incentive Plan. (The Long-Term Incentive Plan, included as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on November 13, 2004 is incorporated herein by reference.)

10.13†	Employment Agreement dated as of August 13, 2001 between Consolidated Container Company LLC and Stephen Macadam (The Employment Agreement, included as Exhibit 10.17 to the 10-K filed March 29, 2002 is incorporated herein by reference.)

10.14†	Employment Agreement dated as of January 11, 2002 between Consolidated Container Company LLC and Tyler L. Woolson (The Employment Agreement, included as Exhibit 10 to the Quarterly Report on Form 10-Q as filed on May 15, 2002 is incorporated herein by reference.)

10.15*†	Executive Severance Agreement for Richard Sehring dated January 20, 2004.

10.16*†	Executive Severance Agreement for Keith Brower dated January 20, 2004.

10.17*†	Executive Severance Agreement for Laura Fee dated January 20, 2004.

10.18*†	Executive Severance Agreement for Louis Lettes dated January 20, 2004.

21	List of Subsidiaries of the Registrant. (The List of Subsidiaries of the Registrant, included as Exhibit 21 to the 10-K filed on March 31, 2003 is incorporated herein by reference.)

31.1*	Certification pursuant to Rule 13a-14(a)

31.2*	Certification pursuant to Rule 13a-14(a)

99.1	Contribution and Merger Agreement by and among Suiza Foods Corporation, now known as Dean Foods, Franklin Plastics, Inc. and affiliates, Vestar Packaging LLC, Reid Plastics Holdings, Inc. and Affiliates, Consolidated Container Holdings LLC, Consolidated Container Company LLC and Reid Plastics Group LLC dated as of April 29, 1999, as amended (incorporated herein by reference to Exhibit 2.1 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999.)

99.2	Amendment No. 1 to Contribution and Merger Agreement dated June 28, 1999 (incorporated herein by reference to Exhibit 2.2 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999.)

*	Filed herewith
†	Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Container Company LLC

By:	/S/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

Dated: March 22, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES P. KELLEY James P. Kelley	Chairman of the Management Committee	March 22, 2005

/S/ B. JOSEPH ROKUS B. Joseph Rokus	Vice Chairman of the Management Committee	March 22, 2005

/S/ WILLIAM G. BELL William G. Bell	Manager	March 22, 2005

/S/ STEPHEN P. DONOVAN JR. Stephen P. Donovan Jr.	Manager	March 22, 2005

/S/ RONALD H. KLEIN Ronald H. Klein	Manager	March 22, 2005

/S/ LEONARD LIEBERMAN Leonard Lieberman	Manager	March 22, 2005

/S/ RICHARD L. ROBINSON Richard L. Robinson	Manager	March 22, 2005

/S/ JOHN R. WOODARD John R. Woodard	Manager	March 22, 2005

/S/ STEPHEN E. MACADAM Stephen E. Macadam	President, Chief Executive Officer and Manager (principal executive officer)	March 22, 2005

/S/ RICHARD P. SEHRING Richard P. Sehring	Chief Financial Officer (principal financial and accounting officer)	March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of

Consolidated Container Company LLC

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, member’s deficit, and cash flows, for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Consolidated Container Company LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 17, 2005

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Amounts in thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,896	$31,635
Investment securities	87	97
Accounts receivable (net of allowance for doubtful accounts of $1,164 in 2004 and $1,293 in 2003)	88,230	86,477
Inventories	64,172	42,722
Other current assets	27,471	32,093

Total current assets	187,856	193,024
PROPERTY AND EQUIPMENT, Net	259,213	276,064
GOODWILL	209,859	209,859
INTANGIBLES AND OTHER ASSETS	20,596	18,200

	$677,524	$697,147

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$89,273	$85,626
Accrued liabilities	48,794	41,522
Revolving credit facility	—	29,500
Current portion of long-term debt	2,200	11,587

Total current liabilities	140,267	168,235
LONG-TERM DEBT	561,721	561,333
OTHER LIABILITIES	43,487	62,952
COMMITMENTS AND CONTINGENCIES (Note 12)

MEMBER’S DEFICIT:
Member’s deficit	(38,585)	(67,292)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(63)	(394)
Minimum pension liability adjustment	(29,303)	(27,687)

Total member’s deficit	(67,951)	(95,373)

	$677,524	$697,147

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales	$761,313	$739,774	$746,476
Cost of sales	670,638	647,504	654,036

Gross profit	90,675	92,270	92,440
Selling, general and administrative expenses	40,946	46,364	50,978
Amortization expense	33	1,300	2,468
Stock based compensation expense	599	799	396
Restructuring charges	—	—	83
Goodwill impairment	—	—	290,000
Loss on disposal of assets	5,431	4,421	1,743

Operating income (loss)	43,666	39,386	(253,228)
Interest expense, net	59,434	56,821	47,180

Loss before income taxes	(15,768)	(17,435)	(300,408)
Income tax expense	427	—	—

Net loss	(16,195)	(17,435)	(300,408)
Other comprehensive income (loss)
Foreign currency translation adjustment	331	454	14
Minimum pension liability adjustment	(1,616)	3,508	(17,765)

COMPREHENSIVE LOSS	$(17,480)	$(13,473)	$(318,159)

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)

(Amounts in thousands)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE, JANUARY 1, 2002	$248,286	$(14,292)	$233,994
Net loss	(300,408)	—	(300,408)
Foreign currency translation adjustment	—	14	14
Minimum pension liability adjustment	—	(17,765)	(17,765)
Stock based compensation	396	—	396
Taxes received on behalf of members	127	—	127

BALANCE, DECEMBER 31, 2002	(51,599)	(32,043)	(83,642)
Net loss	(17,435)	—	(17,435)
Foreign currency translation adjustment	—	454	454
Minimum pension liability adjustment	—	3,508	3,508
Stock based compensation	799	—	799
Taxes received on behalf of members	943	—	943

BALANCE, DECEMBER 31, 2003	(67,292)	(28,081)	(95,373)
Net loss	(16,195)	—	(16,195)
Foreign currency translation adjustment	—	331	331
Minimum pension liability adjustment	—	(1,616)	(1,616)
Stock based compensation	599	—	599
Taxes paid on behalf of members	(54)	—	(54)
Equity investment from Holdings	44,357	—	44,357

BALANCE, DECEMBER 31, 2004	$(38,585)	$(29,366)	$(67,951)

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,195)	$(17,435)	$(300,408)
Adjustment to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	38,990	39,807	38,260
Goodwill impairment	—	—	290,000
Amortization of debt issuance costs	10,437	6,256	4,807
Stock based compensation	599	799	396
Currency translation	331	454	14
Loss on disposal of assets	5,431	4,421	1,743
Accretion of senior secured discount notes	9,919	—	—
Changes in operating assets and liabilities
Accounts receivable	(1,753)	(13,434)	9,902
Inventories	(21,450)	(2,136)	(2,220)
Other current assets	4,622	2,712	(8,148)
Intangibles and other assets	(3,626)	(2,964)	430
Accounts payable	3,647	(5,266)	7,516
Accrued liabilities	7,448	(7,115)	498
Other long term liabilities	(21,209)	8,026	(4,635)

Net cash flow from operating activities	17,191	14,125	38,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,471)	(30,899)	(33,176)
Net change in investments	10	9	8
Proceeds from disposal of property and equipment	7,540	2,733	2,089
Cash paid for acquisitions	(176)	(501)	(3,052)

Net cash flow from investing activities	(26,097)	(28,658)	(34,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from revolving lines of credit	(29,500)	(1,500)	8,000
Issuance of notes payable	220,000	35,000	36,500
Issuance of senior secured discount notes	150,102	—	—
Payments on notes payable to banks and capital leases	(389,020)	(8,056)	(21,518)
Payment of debt issuance cost	(10,718)	(4,601)	(3,938)
Member’s contribution net of related costs (Note 13)	44,357	—	—
Tax (distribution) receipt to the benefit of the member	(54)	943	127

Net cash flow from financing activities	(14,833)	21,786	19,171

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,739)	7,253	23,195
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,635	24,382	1,187

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,896	$31,635	$24,382

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$47,307	$42,793	$42,334

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization—Consolidated Container Company LLC, “the Company,” is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company (“Holdings”). Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.1% owned by Franklin Plastics, Inc., a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, as discussed more fully in Note 13, Holdings recently issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

Business Operations—The Company develops, manufactures and distributes a wide range of extrusion blow-mold plastic containers for the following product categories: dairy, water, juice & other beverage, household chemicals & personal care, agricultural & industrial, food, and automotive. Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities—Investment securities consist of held-for-trading U.S. government obligations, certificates of deposit, Eurodollar deposits and highly rated commercial paper, all of which are due within one year. These investment securities are stated at market value, and related unrealized gains or losses are included in the statement of operations.

Other Current Assets—Vendor rebate receivables are included in the Company’s other current assets. Receivables from the Company’s vendors under volume rebate programs are recorded in the same period that the purchases are recorded. Spare parts and supplies inventory are also included in other current assets.

Inventories—Inventories consist of raw materials and finished goods. Inventories are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or market. Finished goods inventories include raw materials, direct and indirect labor costs, and factory overhead.

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

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 142 required, among other things, the discontinuation of goodwill amortization. In addition, the standard included provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for the purpose of assessing potential future impairments of goodwill.

In 2002, when management undertook its transitional goodwill impairment test under SFAS 142, they determined that several factors related to the determination of the fair value of the Company had changed. The Company amended its financial covenants and senior debt amortization schedule, had received an additional term

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan in the amount of $35.0 million, and had a significant portion of business come up for renewal. Additionally, at December 31, 2002 management refined its view of future operational improvements and growth prospects, and market trading multiples for publicly traded peer companies had declined. As a result of these factors a goodwill impairment charge in the amount of $290.0 million was recorded in the fourth quarter of 2002. Results of the December 31, 2003 and December 31, 2004 impairment testing indicated no further impairment at those dates.

Goodwill was reduced by approximately $0.1 million in 2002 when estimates of the remaining liabilities for closed facilities changed. No further changes occurred in 2003 and 2004.

Insurance—The Company purchases commercial insurance policies to cover its insurance risks; however, certain of its subsidiaries are self-insured in certain states for workers’ compensation, general liability, property, and casualty coverages in excess of varying deductible amounts. Self-insurance liabilities are accrued based on estimated development on claims filed and estimates for claims incurred but not reported.

Income Taxes—As a limited liability company, the Company is generally not subject to federal income taxes, or, except on a limited basis, state income taxes. However, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required.

Stock-Based Compensation—At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 10. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company’s plans vest over a range of three to five years. As such, the expense for all awards granted after the beginning of the year will be recognized as compensation expense, as will all future grants. The value of unit options granted after January 1, 2002 was based on the Black-Scholes option-pricing model, approved for use in valuing compensatory stock options in accordance with SFAS 123. Therefore, the cost related to stock-based employee compensation included in the determination of net income for all periods after adoption is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. Compensation cost charged against income for the years ended December 31, 2004 and 2003 was $0.6 million and $0.8 million, respectively. The expense in 2002 related to the buy-back of a former executive’s options. See Note 10.

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

During December 2004, the Company recognized a $1.8 million impairment charge related to idle assets held at an equipment warehouse upon assessment that the carrying amount of the assets exceeded the net realizable value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The impairment charge is included in loss on disposal of assets in the accompanying consolidated statement of operations and comprehensive loss.

Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments with high-credit qualified financial institutions and limits the amount of investment exposure with any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. Net container sales to the largest customer in 2004 amounted to approximately 13.6%, 12.0%, and 9.7% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivable from this customer amounted to approximately $17.3 million and $12.0 million at December 31, 2004 and 2003, respectively. Net container sales to the second largest customer in 2004 amounted to approximately 11.7%, 15.5% and 16.9% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivable from this customer amounted to approximately $7.5 and $11.0 million at December 31, 2004 and 2003, respectively. The Company evaluates each customer’s credit worthiness on a case-by-case basis. If such evaluations indicate substantial credit risk, the Company may choose not to conduct business with the customer, or at a minimum, require cash payments upon delivery of goods. The Company may obtain collateral upon extension of credit based upon the credit evaluation.

Employees—At December 31, 2004, we employed approximately 3,500 people. Approximately 1,000 of these employees were hourly workers covered by collective bargaining agreements, which expire between April 30, 2005 and February 28, 2008. Given the seasonal peaks of some of our product lines (e.g. water and household chemicals), we expect to continue to employ additional full-time, temporary, and seasonal workers as needed to meet production demands. We have not had any material labor disputes in the past three years and we consider our relations with employees to be good.

Recently Issued Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for the first annual reporting period beginning after December 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal year 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

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

Pension Plans—The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries, and currently contributes to one multi-employer union pension plan, all of

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are more fully defined at note 10. For the defined benefit plans, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits.

Reclassifications—Certain prior year accounts have been reclassified to conform to current year presentation.

2. INVENTORIES

Inventories consist of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Raw materials	$38,032	$21,077
Finished goods	26,140	21,645

	$64,172	$42,722

3. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Rebate receivables	$13,348	$22,222
Parts and supplies inventory	8,136	7,505
Other current assets	5,987	2,366

	$27,471	$32,093

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Machinery and equipment	$353,983	$347,583
Buildings	22,166	23,586
Leasehold improvements	21,441	19,776
Furniture and equipment	9,905	8,989
Land	9,763	10,513

	417,258	410,447
Less accumulated depreciation	(173,831)	(155,077)

	243,427	255,370
Construction in progress	15,786	20,694

	$259,213	$276,064

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $37.4, $37.0 and $35.8 million, respectively.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Deferred financing costs	$18,543	$30,851
Deposits and other	6,071	2,539
Intangible assets	5,039	8,139

	29,653	41,529
Less accumulated amortization	(9,057)	(23,329)

	$20,596	$18,200

The Company’s purchased intangible assets, primarily customer contracts, are amortized over the estimated useful life of the respective assets, which is 3-5 years. They are carried at cost of $5.0 million less accumulated amortization of $3.3 million at December 31, 2004, compared to a cost of $8.1 million less accumulated amortization of $5.1 million at December 31, 2003. The aggregate amortization of intangible assets for the twelve months ended December 31, 2004, December 31, 2003 and December 31, 2002 was $1.3, $2.8 and $2.5 million respectively. Of this amortization, $1.2 and $1.5 million for the twelve months ended December 31, 2004 and 2003, respectively, related to customer contract amortization, which is an offset to sales. Customer contract amortization in 2002 was immaterial. The annual estimated amortization expense is as follows (amounts in thousands):

Year ending December 31,
2005	$1,231
2006	450
2007	34
2008	34

$1,749

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Rebates and other payables	$24,017	$21,223
Employee compensation and benefits	12,289	8,384
Accrued interest	9,489	8,818
Accrued real estate and personal property taxes	2,096	1,925
Accrual for customer claims	712	994
Provision for severance and lease commitments	191	178

	$48,794	$41,522

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Senior credit facility—term loans	$218,900	$387,833
Senior secured discount notes	160,021	—
Senior subordinated notes	185,000	185,000
Capital lease obligations	—	87

	563,921	572,920
Less current portion	(2,200)	(11,587)

	$561,721	$561,333

On May 20, 2004, the Company entered into a new senior credit facility (the “Senior Credit Facility”) that included a $220.0 million term loan and a $45.0 million revolving credit facility (the “Revolver”), of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10 3/4% senior secured discount notes which generated proceeds of approximately $150.1 million. Additionally, the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay outstanding borrowings, accrued interest, deferred interest and deferred fees of $13.0 million under the Company’s then existing senior credit facility, and fees expected to ultimately reach approximately $11.5 million related to the refinancing. These fees have been deferred and are included in intangibles and other assets in the accompanying consolidated balance sheet and are being amortized over the terms of the applicable debt. The retirement of our then existing debt also required the write-off of related deferred financing costs in the amount of $6.5 million, which is included in interest expense in the accompanying consolidated statement of operations and comprehensive loss.

Senior Credit Facility—The Senior Credit Facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility. The term loan facility and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $218.9 million was outstanding at December 31, 2004. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

Revolver

The commitment amount under the Revolver was $45.0 million as of December 31, 2004, of which no principal amount was outstanding. Additionally, as of December 31, 2004 the Company had approximately $12.3 million of outstanding letters of credit under the Revolver. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at either:

•	a base rate, which will be the higher of 1/2 of 1% in excess of the overnight federal funds rate and the prime lending rate of Deutsche Bank Trust Company Americas, plus an interest margin of 2.25% with respect to term loans and 2.75% with respect to revolving loans; or

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	a Eurodollar rate on deposits for one, two, three or six month periods or, if and when available to all of the relevant lenders, nine or twelve month periods, which are offered to Deutsche Bank Trust Company Americas in the interbank Eurodollar market, plus an interest margin of 3.25% with respect to term loans and 3.75% with respect to revolving loans.

As of December 31, 2004, the term loan bore an interest rate of 5.1%. Interest on base rate loans is paid on a quarterly basis. Interest on Eurodollar loans is paid on the last day of each interest period applicable thereto, and, if the interest period is longer than three months, on the date occurring at three month intervals after the first day of the interest period. In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facilities ranging from 0.50% to 0.75% on an annual basis dependent on its senior secured term debt leverage ratio, payable quarterly in arrears. The fee percentage at December 31, 2004 was 0.75%.

The Senior Credit Facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended December 31, 2004.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of December 31, 2004, the accreted value of the notes, upon which interest expense was calculated, was $160.0 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2004, the estimated fair value of the senior secured discount notes was $173.1 million.

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

Senior Subordinated Notes—The senior subordinated notes that were issued in July 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At December 31, 2004, the estimated fair value of the senior subordinated notes was $181.3 million.

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Senior Credit Facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital spending covenant. At December 31, 2004, the Company was in compliance with all covenants under the Senior Credit Facility, the senior secured discount notes and the senior subordinated notes.

Scheduled Maturities—The scheduled annual maturities of long-term debt at December 31, 2004, were as follows (amounts in thousands):

Year ending December 31,
2005	$2,200
2006	2,200
2007	2,200
2008	212,300
2009	392,000

Total amounts due at maturity	$610,900
Less: Unamortized discount on senior secured discount notes	(46,979)

$563,921

8. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2004 and 2003:

	2004	2003
	(Amounts in thousands)
Accrued pension	$26,236	$28,556
Insurance reserve	6,936	7,349
Noncancellable lease commitments on closed facilities	6,321	6,581
Deferred income	1,314	3,878
Accrued post-retirement benefits	2,680	7,530
Deferred interest	—	8,887
Other	—	171

	$43,487	$62,952

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. RESTRUCTURING ACCRUALS

In connection with the acquisition of Suiza Packaging in 1999, the Company developed a restructuring plan that resulted in a restructuring charge of $1.5 million in the third quarter due to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7.2 million in connection with plans to close certain Reid Plastics manufacturing facilities. The remaining restructuring accrual totaling $3.0 million as of December 31, 2004 relates to lease payments offset by sublease income.

On October 14, 1997, the predecessor company, Reid Plastics, Inc., recorded a restructuring charge of $9.2 million representing a provision for loss on closed facilities in California subject to operating leases. The remaining restructuring accrual totaling $3.5 million as of December 31, 2004 relates to lease payments offset by sublease income.

Reconciliation of the pre-acquisition and post-acquisition restructuring expenses during 2002, 2003 and 2004 were as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2002	$3,835	$3,189
Severance cost	—	—
2002 charges	(24)	(58)

Balance at December 31, 2002	3,811	3,131
2003 charges	(103)	(81)

Balance at December 31, 2003	3,708	3,050
2004 charges	(159)	(87)

Balance at December 31, 2004	$3,549	$2,963

Items charged to the accrual in all years presented were cash items.

10. EMPLOYEE BENEFITS

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2004, the Company announced plans to terminate its other post-retirement benefits for three of its existing five component plans as of April 1, 2005. Participants affected by this change were given the option of continuing the same coverage for a period of 18 months by paying the full cost themselves. This change resulted in a $4.9 million reduction in the accumulated pension benefit obligation (“APBO”) in the third quarter of 2004, which was reflected in selling, general and administrative expenses in the accompanying statement of operations and comprehensive loss.

A measurement date of December 31 of each year presented was used for the disclosures that follow.

Benefit Obligations. The following table provides a reconciliation of the beginning and ending benefit obligation for the defined benefit plans and the post-retirement plan:

			Other Post-Retirement Benefits
	Pension Benefits
	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2003
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$89,065	$82,471	$6,985	$6,616
Service cost	651	851	92	133
Interest cost	5,582	5,409	334	413
Amendments	320	72	(4,903)	—
Actuarial loss	4,634	5,962	80	205
Benefits paid	(6,487)	(5,700)	(329)	(382)

Benefit obligation at December 31	$93,765	$89,065	$2,259	$6,985

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	n/a	5.00%

The accumulated benefit obligation of our pension plans at the end of 2004 and 2003 was $93.8 million and $89.0 million, respectively.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets. The reconciliation of the beginning and ending balances of the fair value of plan assets was as follows:

	Pension Benefits		Other Post- Retirement Benefits
	2004	2003	2004	2003
	(Amounts in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$60,294	$53,473	$—	$—
Actual return on plan assets	5,787	10,642	—	—
Employer contribution	7,935	1,879	329	382
Plan participant contribution	—	—	216	230
Benefits paid	(6,487)	(5,700)	(545)	(612)

Fair value of plan assets at December 31	$67,529	$60,294	$—	$—

The expected long-term rate of return on our pension plan assets was 8.75% and 9% in 2004 and 2003, respectively. Our post-retirement benefits are funded as claims are incurred. The weighted average asset allocation for these plan assets at the end of 2004 and 2003 and the target allocation for 2004, by asset category, follows:

	Target Allocation	Percentage of Plan Assets At December 31
	2005	2004	2003
Asset Category
Equity Securities	60%	66%	61%
Fixed Income	40%	34%	39%

	100%	100%	100%

Subject to the limitation on deductibility imposed by federal income tax laws, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. The Company also considers additional contributions, subject to cash flow constraints. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds, and U.S. government and government agency obligations, based on the target allocations noted above.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status. The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets as of December 31 follows:

	Pension Benefits		Other Post- Retirement Benefits
	2004	2003	2004	2003
Funded status	$(26,236)	$(28,771)	$(2,259)	$(6,985)
Unrecognized actuarial loss (gain)	29,304	27,903	(345)	(436)
Unrecognized prior service cost	312	184	—	—

Prepaid (accrued) benefit cost	$3,380	$(684)	$(2,604)	$(7,421)

Accrued benefit liability	$(26,236)	$(28,556)	$(2,604)	$(7,421)
Intangible asset	312	184	—	—
Accumulated other comprehensive income	29,304	27,688	—	—

Net amount recognized	$3,380	$(684)	$(2,604)	$(7,421)

Expected Cash Flows. Our expected contributions for all defined benefit pension plans during 2005 are $6.3 million.

Estimated Future Benefit Payments. Our expected future benefit payments under our pension and other post-retirement plans, using the same assumptions used to estimate the Company’s benefit obligation at December 31, 2004, are as follows:

	Pension	Post- Retirement
Year ending December 31,
2005	$6,030	165
2006	6,106	116
2007	6,197	120
2008	6,302	115
2009	6,444	113
2010–2014	34,473	575

Net Period Cost. The components of the net period cost for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(Amounts in thousands)
Service cost	$651	$851	$903	$92	$133	$109
Interest cost	5,581	5,409	5,209	334	413	421
Expected return on plan assets	(5,360)	(4,656)	(5,365)	—	—	—
Amortization of prior service cost	192	282	231	—	—	—
Recognized actuarial (gain) loss	2,807	3,293	798	(11)	—	—
Recognized curtailment	—	—	—	(4,903)	—	—

Net periodic benefit cost	$3,871	$5,179	$1,776	$(4,488)	$546	$530

Prior service costs resulting from collective bargaining agreements are amortized over the life of the contracts. Other amortizations occur over the future working lifetimes.

The Company’s major assumptions used to determine net cost for pension plans are presented as weighted averages:

	Pension Benefits			Other Post-Retirement Benefits
	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Discount rate	6.25%	6.50%	7.25%	6.25%	6.50%	7.25%
Expected return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%
Health care cost
trend rates:
Initial				8.00%	9.00%	10.00%
Ultimate				6.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate				2007	2007	2007

The selected long-term rate of return on plan assets was based primarily on the allocation of the plans’ assets. Analysis of the historic returns of the various included asset classes combined with projections of future returns were considered in setting the long-term rate of return. The Company reviews these factors annually to ensure the assumption used is consistent with these trends. The Company has elected to decrease the asset return assumption from 8.75% to 8.5% for the 2005 fiscal year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2004 and the post-retirement benefit obligation as of December 31, 2004 by $59,000 and $175,000 respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service and interest cost components for 2004 and the postretirement benefit obligation as of December 31, 2004, by $49,000 and $160,000, respectively.

Defined Contribution Plan—Certain employees not covered by collective bargaining agreements are eligible to participate in a 401(k) employee savings plan. Employees who have met certain requirements are eligible to participate in the plan upon date of hire. The employees participating in the plan can generally make contributions up to 20% of their annual compensation, and the Company can elect to match such employee contributions up to a maximum of 50% of the employee’s first 6%. The matching contributions vest 100% after four years.

Certain unionized employees are eligible to participate in a Savings Plan. Eligibility rules vary based upon the terms of the respective applicable location’s collective bargaining agreement.

The Company’s defined contribution plan expense was $1.3, $1.5 and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Multi-employer Plans—The Company currently contributes to two multi-employer pension plans. The Company’s expense related to these plans was $1.0, $1.0 and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Option Plans—During 1998, Suiza Packaging adopted the Franklin Plastics, Inc. 1998 Stock Option Plan, which reserved 187,089 shares of common stock for grants and granted stock options to certain key employees at exercise prices that approximated the fair market value of such shares at the date of grant. Stock options granted under this plan were exercisable over a three-year period from the date of grant and could become exercisable upon the termination of an individual’s employment following a change in control. As a result of the transactions surrounding the formation of the Company, participants were able to convert options granted under the Franklin plan to the Consolidated Container Holdings LLC Replacement Units Option Plan. As a result, 116,964 shares exercisable pursuant to previously issued and outstanding options under the Franklin plan were converted to become exercisable in the units of Holdings, using a conversion rate of 2.94295 units per share, resulting in 344,167 options outstanding at July 2, 1999, none of which were exercisable at that date. As of December 31, 2004, there were 132,601 options outstanding with an average strike price of $4.81 per member unit.

In addition, Holdings adopted a 1999 Unit Option Plan to provide some of the Company’s managers and other key employees with options to acquire up to 596,206 or 5.5%, on a diluted basis, of the member units of Holdings. This plan, now known as the Second Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan (the “CCH Plan”), was subsequently expanded to enable the Company to grant options to acquire 24,500,000 member units of Holdings. As of December 31, 2004, there were 22,476,997 options outstanding with an average exercise price of $0.05 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under this plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

Under a previous version of the CCH Plan, during 2002, certain employees were offered the opportunity to exchange options formerly granted with a strike price ranging from $10.50 to $40.00 for options with a five-year vesting period, ten-year contractual life, and a strike price ranging from $6.50 to $15.00 on a 1-for-1 basis. A total of 645,700 options were canceled and reissued under this program. Additionally, in the fourth quarter of 2002, certain employees were offered the opportunity to exchange options formerly granted with a strike price of $29.66 for options with a five-year vesting period, ten-year contractual life, and a strike price of $6.50 on a 4-for-1 basis. As a result, 38,000 of the $29.66-strike price options were canceled and 9,494 options with a strike price

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $6.50 were granted. Terms of these newly issued options made the beginning of the vesting schedule retroactive to July 2, 2002, the date on which the exchange offer was approved by the management committee. Any prior vesting of exchanged options was foregone as part of the exchange process. As these options relate to the parent company’s securities, the expense has been reflected in the Company’s consolidated statements of operations and as a capital contribution in the parent company financial statements.

Also under a previous version of the CCH Plan, during 2003, in an effort to properly align the option values with the current performance of the Company, all outstanding options with a strike price of $6.50 or $15.00 were re-priced to $1.00. Other terms of the options (except for changes in certain terms affecting vesting and termination of options) were not changed by this amendment. Additionally, in 2004, following the Company’s refinancing, the management committee further reduced the exercise price on all options from $1.00 to $0.05 and awarded additional options to certain employees. The impact on the financial statements of these re-pricing transactions was negligible.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions for grants in 2004: no dividend yield; no expected volatility; risk-free interest rate of 3.73 percent; and expected lives of two and one half to five years. Because the fair market value of the equity underlying the options that were granted in 2004 was negligible, the estimated value for these options on the date of grant using the Black –Scholes model was negligible. For this reason, no compensation expense was recognized related to the grant of these options in 2004.

The members of Holdings have agreed that, upon exercise of 344,167 options outstanding as of December 31, 2004, with a weighted exercise price of $1.88, some portion of the proceeds would be remitted to one of the members, Franklin Plastics, Inc., who would release one of its member units to the exercising party. The portion of the proceeds that were not remitted to the member would be remitted to Consolidated Container Company.

Stock option activity from the years ending December 31, 2002, 2003 and 2004 is summarized below:

	Shares	Weighted average exercise price
Unexercised at December 31, 2001	973,306	$20.72
Granted	892,494	10.34
Forfeited or exercised.	(835,882)	23.35

Unexercised at December 31, 2002	1,029,918	9.59
Granted	271,384	1.00
Forfeited or exercised.	(78,741)	7.98

Unexercised at December 31, 2003.	1,222,561	2.07
Granted	21,449,738	0.05
Forfeited or exercised.	(62,701)	13.37

Unexercised at December 31, 2004	22,609,598	$0.08

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information about stock options outstanding at December 31, 2004:

	Options Outstanding		Weighted average exercise price	Options Exercisable
	Shares	Weighted Average Remaining Contractual Life		Shares	Weighted average exercise price
Range of exercise prices:
$0.05	22,476,997	10	$0.05	9,020,454	$0.05
$3.40	105,059	6	3.40	105,059	3.40
$10.19	27,542	5	10.19	27,542	10.19

Long-Term Incentive Plan—In July 2004, the management committee of Holdings terminated an existing long-term incentive plan and adopted a new long-term incentive plan (“LTIP”) for some of the key employees of the Company. Under the LTIP, if a liquidity event were to occur, then the compensation committee of Holdings’ management committee would approve cash payments to participants based on formulas which would take into account, among other factors, the appreciation in value of the member units of Holdings, the allocation percentage granted to each participant, and the vesting of each award. As defined in the plan, a liquidity event includes:

•	the sale of units of Holdings held by Vestar Packaging LLC and its affiliates, for cash or marketable securities, resulting in Vestar Packaging LLC and its affiliates’ owning less than a majority of the total voting power of Holdings;

•	the sale of substantially all of the assets of the Company or of Holdings; or

•	an initial public offering of the member units of Holdings.

Each participant’s award is subject to reduction or forfeiture in the event the participant’s employment with the Company is terminated prior to the occurrence of a liquidity event, depending on the reason for such termination of employment.

The aggregate of all awards granted under the LTIP (which includes two separate pools referred to as Bonus Pool-A and Bonus Pool-B) is limited to a maximum payout of approximately $11.8 million. The compensation committee of Holdings’ management committee administers the plan.

11. INCOME TAXES

As a limited liability company, the Company is generally not subject to United States federal income tax. Some states, which do not conform to the federal treatment of limited liability companies, do assess a franchise tax that is generally based on the equity of the Company. However, the Company is required to distribute cash to its sole member, Holdings, to allow its equity members to pay income and franchise tax on their share of income or loss pursuant to their membership interest. Total distributions, net of refunds received on the overpayment of the equity members’ prior year taxes, for the years ended December 31, 2004, 2003 and 2002 were $0.1, ($0.9) and ($0.1) million, respectively. The Company estimates that there will be no tax distributions in 2005 for 2004.

The Company’s wholly owned subsidiary, Continental Caribbean Containers, Inc., ceased operations and sold substantially all of its assets during December 2004. As a result of the asset sale, a $0.4 million tax charge was recognized which is included in income tax expense in the accompanying consolidated statement of operations and comprehensive loss. The tax charge relates to a capital gain tax accrued for the sale of assets and a tollgate tax accrued for subsequent transfer of remaining assets from Puerto Rico to the United States.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the equity members of Holdings will be subject to United States income taxes upon the distribution to the Company of un-remitted earnings from the Company’s foreign subsidiaries of $4.8, $4.5 and $4.7 million as of December 31, 2004, 2003, and 2002, respectively. A determination of the United States income tax liability for each of the equity members related to the ongoing foreign entities is not practicable. As of December 31, 2004, management has not made any plans to distribute un-remitted earnings of the Company’s ongoing foreign operations. Therefore, un-remitted earnings will be reinvested as part of the Company’s ongoing foreign operation. The earnings of the Company’s wholly owned subsidiary, Continental Caribbean Containers, Inc., will be remitted to the Company in the form of a dividend during 2005.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases certain property, plant and equipment used in its operations under non-cancelable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from three to twenty-four years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense for such leases was $19.9, $24.2 and $27.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments at December 31, 2004, are summarized below (dollar amounts in thousands):

Operating Leases
Year ending December 31:
2005	$20,119
2006	18,610
2007	18,453
2008	17,584
2009	13,075
Thereafter	36,432

Total minimum payments required(1)	$124,273

(1)	Minimum payments have not been reduced by minimum sublease rentals of $1.3 million due in the future under non-cancelable subleases. Included in operating lease expense is $4.4 million in lease payments related to a sales leaseback transaction in 2001.

Contingencies—The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements. The Company is also party to several ongoing Environmental Protection Agency (“EPA”) investigations. Although the Company cannot estimate with certainty the ultimate legal and financial liability with respect to the sites under investigation, based on the investigation performed to date, the Company believes that they are not responsible for the sites.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the year ended December 31, 2004 under the terms of the 1997 agreement.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is a party to employment agreements with certain officers that provide for minimum compensation levels and performance-based incentive bonuses along with provisions for termination of benefits in certain circumstances.

The Company also has a Long-Term Incentive Plan for some of the key employees of the Company, which is described more fully in Note 10. Under this plan, if a liquidity event occurs and certain criteria are met, cash payments will be made to participants in this plan.

13. RELATED PARTY TRANSACTIONS

Management Agreement—In April 1999, the Company entered into a management agreement with Vestar Capital Partners to provide ongoing management services. The Company will pay to Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the prior year’s earnings before interest, taxes, depreciation and amortization year and all out-of-pocket expenses regarding these services.

Simultaneously, during the formation of the Company on July 9, 1999, the Company entered into the following agreements:

–	Supply Agreements—The Company entered into supply agreements with Suiza Foods Corporation, now doing business as Dean Foods Company. The prices for bottles and bottle components are based on the prices that were in effect in July 1999 between Suiza Foods and the Company and are subject to adjustment based on changes in raw material, manufacturing and delivery costs. In June 2004, the Company amended and restated its bottle components agreement with Dean Foods, providing for, among other things, an expiration date of December 31, 2006.

–	Trademark License Agreement—The Company entered into a trademark license agreement with Continental Can Company, Inc. (“Continental Can”), a wholly owned subsidiary of Suiza, now doing business as Dean Foods Company. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Dean Foods owns 10% or more of Holdings. Should Dean Foods’ ownership interest fall below 10%, an annual royalty of $100,000 would be charged to the Company.

The Company had bottle and resin sales to Dean Foods of approximately $191.6, $160.7 and $129.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accounts receivable from Dean Foods, net of amounts owed at December 31, 2004 and 2003, amounted to approximately $17.3 and $12.0 million, respectively.

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

In addition to Dean Foods’ investment in connection with the refinancing discussed above and purchase of bottles from us, during 2004 we sold three of our manufacturing plants (each of which operated on-site at a Dean Foods’ filling location) to Dean Foods for an aggregate of approximately $2.8 million in an arm’s length transaction.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Period Ended	Balance at Beginning of Period	Provision	Recoveries (Write-offs)	Balance at End of Period
	(Amounts in thousands)
December 31, 2002	$3,561	46	(2,193)	$1,414
December 31, 2003	$1,414	92	(213)	$1,293
December 31, 2004	$1,293	632	(761)	$1,164

15. GUARANTOR FINANCIAL STATEMENTS

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

16.	SUBSEQUENT EVENTS

On February 15, 2005, the Company announced the acquisition of STC Plastics, Inc. (“STC”), a blowmolder of polycarbonate and high-density polyethylene bottles in Chino, California. As consideration for all the issued and outstanding shares of STC, the stockholders of STC received: (1) a cash payment of $5.5 million at closing, (2) a promissory note in the approximate principal amount of $1.5 million payable on January 1, 2008 and (3) options to purchase, in the aggregate, 3.19 million units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment to repurchase the options for no less than $3.0 million, in the aggregate, upon the same liquidity events.

In 2005, we were notified by our second largest customer, The Procter & Gamble Company, that they do not intend to renew one of their contracts with us, which expires on December 31, 2005, regarding polyethylene terephthalate bottle production at our Kansas City, Kansas facility. The Company is currently in negotiations to finalize terms and timing of the transition of this business. In 2004, this business accounted for $41.8 million or 5.5% of our sales.

******