Form 10-Q
period 2005-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2005-05-16
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 1, 2005, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,976	$7,896
Investment securities	86	87
Accounts receivable (net of allowance for doubtful accounts of $1,326 in 2005 and $1,164 in 2004)	107,303	88,230
Inventories	61,411	64,172
Other current assets	19,695	27,471

Total current assets	193,471	187,856
PROPERTY AND EQUIPMENT, Net	253,599	259,213
GOODWILL	214,031	209,859
INTANGIBLES AND OTHER ASSETS, Net	22,323	20,596

	$683,424	$677,524

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$99,325	$89,273
Accrued liabilities	43,244	48,794
Revolving credit facility	4,900	—
Current portion of long-term debt	2,391	2,200

Total current liabilities	149,860	140,267
LONG-TERM DEBT	567,512	561,721
OTHER LIABILITIES	42,062	43,487
COMMITMENTS AND CONTINGENCIES (Note 5)

MEMBER’S DEFICIT:
Member’s deficit	(46,632)	(38,585)
Foreign currency translation adjustment	(75)	(63)
Minimum pension liability adjustment	(29,303)	(29,303)

Total member’s deficit	(76,010)	(67,951)

	$683,424	$677,524

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales	$205,020	$185,428
Cost of sales	188,730	162,406

Gross profit	16,290	23,022
Selling, general and administrative expense	10,969	11,255
Amortization expense	83	9
Stock based compensation expense	165	110
Loss on disposal of assets	3,424	705

Operating income	1,649	10,943
Interest expense, net	12,998	13,997

Loss before taxes	(11,349)	(3,054)
Income tax (benefit) expense	(223)	42

Net loss	(11,126)	(3,096)
Other comprehensive loss:
Foreign currency translation adjustment	(12)	(57)

COMPREHENSIVE LOSS	$(11,138)	$(3,153)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,126)	$(3,096)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,676	9,629
Amortization of debt issuance costs	729	1,407
Stock based compensation	165	110
Currency translation	(12)	(57)
Loss on disposal of assets	3,424	705
Accretion of senior secured discount notes	4,244	—
Changes in operating assets and liabilities, net of the acquisition
Accounts receivable	(17,262)	(5,790)
Inventories	4,266	(28)
Other current assets	7,860	16,699
Other assets	(916)	(874)
Accounts payable	9,082	(6,573)
Accrued liabilities	(5,654)	(4,147)
Other liabilities	(1,723)	2,429

Net cash flow from operating activities	4,753	10,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,579)	(5,446)
Net change in investments	1	2
Proceeds from disposal of property and equipment	10	1,575
Cash paid for acquisitions (net of cash acquired in 2005 of $350)	(5,343)	(108)

Net cash flow from investing activities	(11,911)	(3,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving lines of credit	4,900	(24,500)
Payments on notes payable to banks and capital leases	(573)	(2,077)
Payment of debt issuance costs	(3)	—
Tax distribution to the benefit of the member	(86)	(24)

Net cash flow from financing activities	4,238	(26,601)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,920)	(20,164)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,896	31,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,976	$11,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,210	$15,132

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$2,311	$—

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$3,000	$—

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results of operations and cash flows for the three months ended March 31, 2005 and the corresponding balance sheet as of March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The Company is wholly owned by Consolidated Container Holdings LLC (“Holdings”), a Delaware limited liability company. Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.1% owned by Franklin Plastics, Inc., a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, Holdings recently issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

On February 15, 2005, the Company announced the acquisition of STC Plastics, Inc. (“STC”), a blowmolder of polycarbonate (“PC”) and high-density polyethylene (“HDPE”) bottles in Chino, California. As consideration for all the issued and outstanding shares of STC, the stockholders of STC received: (1) a cash payment of $5.5 million at closing, (2) a promissory note in the approximate principal amount of $1.6 million payable on January 1, 2008 and (3) options to purchase 3.19 million member units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment to repurchase the options for an aggregate price of no less than $3.0 million upon the same liquidity event.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then current method of accounting for the depreciation of leasehold improvements was not in accordance with GAAP. Historically, the Company depreciated its leasehold improvements over the estimated useful life of the assets involved, which generally corresponded with the expected lease term. Management determined that Statement of Financial Accounting Standards (“SFAS”) No.13, “Accounting for Leases” requires that these assets be depreciated over a life that is the lesser of the economic life of the asset or the lease term of the underlying facility lease. As a result, the Company recorded a cumulative adjustment to depreciation expense of approximately $0.9 million in the first quarter of 2005, which adjusted the accumulated depreciation to the level it would have been had the shorter useful lives been used from the date of acquisition forward. Had this cumulative adjustment been recorded as of December 31, 2004, the impact on the consolidated statement of operations and comprehensive loss would have been an approximate $0.2 million decrease in operating income and corresponding increase in net loss for the year ending December

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

31, 2004 and an approximate $0.9 million increase in Member’s Deficit as of December 31, 2004 (of which $0.7 million related to the cumulative impact on fiscal year 2003 and prior years).

In addition, as discussed in note 12 to these condensed consolidated financial statements, the Company recorded a deferred tax asset recognizing recoverable net operating losses from its Canadian operations in the first quarter of 2005. Management has determined that the events triggering the recognition these items occurred in 2004 and, as such, should have been recognized in the financial statements as of and for the year ended December 31, 2004. Had this adjustment been recorded as of December 31, 2004, the impact on the consolidated statement of operations and comprehensive loss would have been an approximate $0.4 million decrease in net loss and a corresponding increase in other assets on the consolidated balance sheet.

Management does not believe that the combined impact of the corrections for the two adjustments discussed above is material to the financial statements as of and for the year ended December 31, 2004 or previous years, nor is the cumulative adjustment recorded in the first quarter of 2005 expected to be material, in aggregate, to the financial statements as of and for the year ended December 31, 2005. The adjustments had no impact on cash flows.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

2. INVENTORIES

Inventories consisted of the following at March 31, 2005, and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Amounts in thousands)
Raw materials	$34,821	$38,032
Finished goods	26,590	26,140

	$61,411	$64,172

3. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2005, and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Amounts in thousands)
Senior credit facility—term loans—6.0%	$218,350	$218,900
Senior secured discount notes—10.75%	164,265	160,021
Senior subordinated notes—10.125%	185,000	185,000
Promissory notes—2.92%	1,562	—
Capital lease obligations	726	—

	569,903	563,921
Less current portion	(2,391)	(2,200)

	$567,512	$561,721

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $218.4 million was outstanding at March 31, 2005. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008. As of March 31, 2005, the term loan bore interest at a rate of 6.0%.

Revolver

The commitment amount under the Revolver was $45.0 million as of March 31, 2005, of which $4.9 million was outstanding. Additionally, as of March 31, 2005 the Company had approximately $12.2 million of outstanding letters of credit under the Revolver. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date. As of March 31, 2005, the Revolver bore interest at a rate of 8.5%.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended March 31, 2005.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of March 31, 2005, the accreted value of the notes, upon which interest expense was calculated, was $164.3 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2005, the estimated fair value of the senior secured discount notes was $179.1 million.

Senior Subordinated Notes—The senior subordinated notes that were issued in July 1999 have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At March 31, 2005, the estimated fair value of the senior subordinated notes was $172.1 million.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At March 31, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described above, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

a rate of 2.92% per annum. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at March 31, 2005, were as follows (amounts in thousands):

Nine months ending December 31, 2005	$1,650
Year ending December 31,
2006	2,200
2007	2,200
2008	213,862
2009	392,000

Total amounts due at maturity	$611,912
Less: Unamortized discount on senior secured discount notes	(42,735)

$569,177

4. RESTRUCTURING ACCRUALS

The restructuring accruals relate to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of March 31, 2005, relates primarily to remaining lease commitments, which extend through December 2015.

Reconciliation of the restructuring accruals for the three months ended March 31, 2005 was as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2005	$3,549	$2,963
2005 charges	(51)	(15)

Balance at March 31, 2005	$3,498	$2,948

Items charged to the accruals were cash items, including lease and property tax payments, partially offset by receipts from sub-leases.

5. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements. For further discussion of these matters, please see Item 1, Part II of this report.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the three months ended March 31, 2005 under the terms of the 1997 agreement.

In addition, the Company is a party to employment agreements with certain officers that provide for minimum compensation levels and performance-based incentives.

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

6. RELATED PARTY TRANSACTIONS

The Company had bottle and resin sales to Dean Foods of approximately $59.4 and $43.1 million for the three months ended March 31, 2005 and 2004, respectively. Accounts receivable from Dean Foods, net of amounts owed at March 31, 2005 and December 31, 2004, amounted to approximately $16.3 and $17.3 million, respectively.

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

8. STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in both of the three month periods ended March, 2005 and 2004 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost included in net loss for the three months ended March 31, 2005 and 2004 was $0.2 million and $0.1 million, respectively.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three months ended March 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(Amounts in thousands)
Service cost	$170	$163	$16	$25
Interest cost	1,386	1,395	29	102
Expected return on plan assets	(1,419)	(1,343)	—	—
Amortization of prior service cost	20	48	—	—
Recognized actuarial loss	742	702	(9)	—

Net periodic benefit cost	$899	$965	$36	$127

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6.3 million to its defined benefit pension plans in 2005. As of March 31, 2005, $1.1 million of contributions have been made.

10. FIXED ASSET IMPAIRMENT

In 2005, we were notified by our second largest customer, The Procter & Gamble Company (“P&G”), that they do not intend to renew one of their contracts with us, which expires on December 31, 2005, regarding polyethylene terephthalate bottle production (“PET”) at our Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of our sales. Included in loss on disposal of assets in the condensed consolidated statement of operations and comprehensive loss for the quarter ended March 31, 2005, is a $3.2 million dollar charge for the write-down of the assets at the Kansas City facility to the contractually defined sales price to the new supplier.

Through negotiations with P&G, we have agreed to an early exit from this contract, effective June 1, 2005. In exchange, the Company received extensions on two other contracts with P&G.

11. BUSINESS ACQUISITION

On February 15, 2005, the Company acquired STC for cash of $5.3 million, net of cash received of $0.4 million. The Company also issued the former shareholders of STC options to purchase 3.19 million member units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment to repurchase the options for an aggregate price of no less than $3.0 million upon the same liquidity events. On February 11, 2005, prior to the acquisition, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The primary purpose of this acquisition was to enter into additional PC market segments. The results of operations of STC have been consolidated with our operating results since the acquisition date, February 15, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 15, 2005.

February 15, 2005
(Amounts in thousands)
Cash	$350
Accounts receivable	1,811
Inventory	1,505
Other current assets	85
Property and equipment, net	1,485
Goodwill	4,172
Other long term assets	2,969

Total assets acquired	12,377

Accounts payable	970
Accrued liabilities	124
Current portion of long-term debt	191
Long-term debt	2,120
Other long term liabilities	298

Total liabilities assumed	3,703

Net assets acquired	$8,674

In connection with the acquisition of STC, the Company recorded intangible assets of $3.0 million based on the valuation of their customer list. The intangible customer list is subject to a five-year amortization period.

The Company allocated the total purchase price of $9.7 million, net of cash received of $0.4 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. The Company does not expect to finalize the STC purchase price allocation and appraisal until the end of fiscal year 2005.

Assuming the STC acquisition occurred as of the beginning of the periods presented, the Company’s unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 would have been:

	2005	2004
Net Sales	$206,735	$189,005
Net Loss	$(10,696)	$(2,623)

12. INCOME TAXES

As a limited liability company, the Company is generally not subject to United States federal income tax. Some states, which do not conform to the federal treatment of limited liability companies, do assess a franchise tax that is generally based on the equity of the company.

A recent amalgamation of two of our wholly owned foreign subsidiaries and the acquisition of STC, a U.S. domestic corporation, on February 15, 2005, has made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), for financial reporting purposes.

At March 31, 2005, Reid Canada, Inc., a wholly owned subsidiary of the Company, has net operating loss carryforwards of $2.2 million for income tax purposes that expire in years 2008 through 2014. These carryforwards were generated in Reid Canada, Inc.’s former sister company, Stewart/Walker Plastics Ltd and pursuant to the amalgamation of Reid Canada, Inc. and Stewart/Walker Plastics Ltd., the net operating losses are owned by Reid Canada, Inc. A valuation allowance of $0.4 million has been established against the deferred tax asset related to the net operating loss due to the uncertainty regarding the entity’s ability to generate taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities as of March 31, 2005 are as follows (in thousands):

Deferred Income Tax Asset—Current (Other current assets)	$24
Deferred Income Tax Asset—Non-current (Intangibles and other assets)	$363
Accrued Income Tax (Accrued expenses)	$304

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products, beverage and dairy companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 57 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. We sell containers to the dairy, water, juice & other beverage, household chemical & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including HDPE, PC, polypropylene (“PP”), and PET.

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

As a limited liability company, we generally do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as respective shares of the applicable income or loss based on ownership are included in the tax returns of our owners. We may make tax distributions to our owners to reimburse them for such tax obligations, if any, as they arise. Additionally, a recent amalgamation of two of our wholly owned foreign subsidiaries and the acquisition of STC, a U.S. domestic corporation, has made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS 109 for financial reporting purposes.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, customer claim accruals, worker’s compensation and benefit plan accruals, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Results of Operations

Three months ended March 31, 2005, compared to three months ended March 31, 2004

Net Sales. Net sales for the first quarter of 2005 were $205.0 million, an increase of $19.6 million or 10.6%, compared to $185.4 million for the same period of 2004. This increase results from the impact of higher average resin prices during 2005. We estimate that sales would have been approximately $175.0 million, a decrease of $10.4 million from the same period during 2004, after adjusting for the change in resin prices. This decrease was primarily due to volume declines from the sale or closure of seven facilities in 2004 and, to a lesser extent, a decline in demand from some of our water and motor oil customers. This was partially offset by new business and the acquisition of STC.

Gross Profit. Gross profit for the first quarter of 2005 was $16.3 million, a decrease of $6.7 million or 29.2%, compared to $23.0 million for the same period of 2004. The decrease in gross profit was primarily due to lower volumes, margin compression due to competitive pricing actions in some of our PC markets and costs of commercializing several new business opportunities. Additionally, we recorded an approximate $1.0 million cumulative adjustment to depreciation expense related to a change in the depreciable lives used for leasehold improvements, which is more fully discussed in Note 1 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, etc. for our corporate functions (such as executive management, sales, procurement, finance, accounting, human resources, etc.). For the first quarter of 2005, SG&A was $11.0 million, a decrease of $0.3 million or 2.5%, compared to $11.3 million for the same period of 2004.

Loss on Disposal of Assets. Loss on disposal of assets for the first quarter of 2005 was $3.4 million, compared to a loss of $0.7 million for the same period of 2004. The change is primarily due to P&G, our second largest customer, not renewing one of their contracts with us, which expires on December 31, 2005, regarding PET bottle production at our Kansas City, Kansas facility. As a result, a $3.2 million dollar charge was recognized for the write-down of the assets at the Kansas City facility to the contractually defined sales price to the new supplier.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes and the amortization of deferred financing fees. Interest expense for the first quarter of 2005 was $13.0 million, a decrease of $1.0 million or 7.1%, compared to $14.0 million for the same period of 2004. This change was primarily attributable to lower amortization of deferred financing costs of $0.7 million and overall lower debt levels, both of which resulted from the May, 2004 refinancing, and lower revolver borrowings.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first three months of 2005 was $4.8 million, compared to $10.4 million in the same period in 2004. This change was primarily due to a decline in our operating results, discussed more fully above, and an increase in accounts receivable due to higher sales in March, 2005 versus December, 2004 and an increase in days sales outstanding, caused by an increase in sales to a large customer with extended terms. Partially offseting the decrease was cash flows from accounts payable.

Cash used in investing activities in the first quarter of 2005 was $11.9 million, compared to $4.0 million in the same period of 2004. The change was primarily due to the $5.3 million net payment for the acquisition of STC, higher capital expenditures, and a lower proceeds from asset disposals, resulting from the sale of one plant in 2004.

Cash provided by financing activities in the first three months of 2005 was $4.2 million, a change of $30.8 million compared to the net cash used in financing activities of $26.6 million during the same period in 2004. This was primarily due to significantly reduced revolver borrowings.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At March 31, 2005, we had $4.9 million of borrowings outstanding on the revolving credit facility, and $12.2 million was reserved for outstanding standby letters of credit. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended March 31, 2005.

Senior Secured Discount Notes—In May, 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of March 31, 2005, the accreted value of the bonds, upon which interest expense was calculated, was $164.3 million. The senior secured discount notes will mature on June 15, 2009.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to EBITDA, total secured debt to consolidated

EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At March 31, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at March 31, 2005, future funds generated by operations and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2005.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of March 31, 2005 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt (a)	$611,912	$2,200	$5,962	$603,750	$—
Interest on Long Term Debt (b)	179,681	32,667	76,009	71,005	—
Operating Leases (c)	120,896	20,335	37,735	28,980	33,846
Revolving Credit Facility (d)	4,900	4,900	—	—	—
Capital Leases	726	185	339	202	—

Total Contractual Cash Obligations	$918,115	$60,287	$120,045	$703,937	$33,846

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Standby Letters of Credit	$12,162	$12,162	$—	$—	$—
Revolving Credit Facility (e)	27,938	27,938	—	—	—

Total Commercial Commitments	$40,100	$40,100	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of March 31, 2005, the unamortized discount on that debt was $42.7 million, leaving the total book value of long term debt at $569.2 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, senior subordinated notes, and promissory notes is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of March 31, 2005 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.2 million due in the future under non-cancelable subleases.
(d)	The revolving credit facility represents the actual outstanding balance as of March 31, 2005.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of March 31, 2005, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

For further discussion of the factors noted above and other relevant factors, please see the information set forth under the caption “Risk Factors” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which are incorporated herein by this reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the quarter ended March 31, 2005, would have increased floating-rate interest expense by approximately $0.3 million. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2005, the estimated fair value of the senior subordinated notes was $172.1 million and the estimated fair value of the senior secured discount notes was $179.1 million

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including a disclosure committee that includes the Chief Executive Officer, the Chief Financial Officer and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the disclosure committee concluded that at present the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting during the first fiscal quarter for the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal controls. Our management continues to review our internal controls and procedures and the effectiveness of those controls. During the fourth fiscal quarter for the period ended December 31, 2004 the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2006. Also during the fourth fiscal quarter for the period ended December 31, 2004 the Company initiated the process of developing and organizing an Internal Audit function within the Company.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters. We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed under the heading “Environmental, Health and Safety Matters” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2004. Since the filing of our Annual Report, there have been developments in two of the environmental matters described in such report.

First, we have resolved the investigation of our Louisville, Kentucky facility. On or about June 24, 2004, we had received a document production subpoena initiated by the Environmental Protection Agency (“EPA”), Criminal Investigation Division, regarding removal of about 300 linear feet of asbestos-containing materials (“ACM”) that occurred during a 2003 partial renovation of the Company’s property at 6300 Strawberry Lane, Louisville, Kentucky. After reviewing our response, the EPA has informed us that it is declining to pursue the matter. Also, on or before February 17, 2005, we received a Notice of Violation from the Louisville-Jefferson County Air Pollution Control District (“APCD”) regarding the same removal activities, alleging violations of APCD regulatory requirements, and inviting the Company to enter into a settlement agreement. We have now entered into an Agreed Board Order with APCD fully resolving the alleged violations without admission of any wrongdoing.

Second, we received an EPA Request for Information dated April 13, 2005, regarding the Federal HIMCO Dump Superfund Site, Elkhart, Indiana (“HIMCO Site”). Previously, we had received correspondence from counsel to one of the HIMCO Site potentially responsible parties (“PRPs”), which included a copy of a General Notice of Liability from EPA addressed to his client, another business not affiliated with us. We then received a Special Notice of Liability letter from the EPA on or before February 2, 2005, as one of over ninety PRPs under CERCLA at the HIMCO Site. In this letter, EPA invited the Company, along with the other PRPs, to organize into a group and present EPA with an offer stating that the PRPs will undertake remedial work and reimburse EPA for past costs spent at the HIMCO Site. The EPA’s Special Notice of Liability letter is addressed to “Consolidated Container Company (obo Continental Can).” We, as the successor in interest to certain of Continental Can’s assets and liabilities, are currently preparing a response to the EPA Request for Information and investigating this matter to determine whether or not we have any responsibility with respect to the HIMCO Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2005	CONSOLIDATED CONTAINER COMPANY LLC
(Registrant)

	By:	/s/ STEPHEN E. MACADAM
Stephen E. Macadam President, Chief Executive Officer, and Manager

	By:	/s/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.