Form 10-Q
period 2005-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2005-08-09
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,975	$7,896
Investment securities	66	87
Accounts receivable (net of allowance for doubtful accounts of $1,622 in 2005 and $1,164 in 2004)	112,328	88,230
Inventories	48,502	64,172
Other current assets	20,011	27,471

Total current assets	182,882	187,856
PROPERTY AND EQUIPMENT, Net	253,743	259,213
GOODWILL	215,921	209,859
INTANGIBLES AND OTHER ASSETS, Net	23,831	20,596

	$676,377	$677,524

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$86,011	$89,273
Accrued liabilities	46,938	48,794
Revolving credit facility	1,000	—
Current portion of long-term debt	3,055	2,200

Total current liabilities	137,004	140,267
LONG-TERM DEBT	573,300	561,721
OTHER LIABILITIES	43,323	43,487
COMMITMENTS AND CONTINGENCIES (Note 6)

MEMBER’S DEFICIT:
Member’s deficit	(47,748)	(38,585)

Accumulated comprehensive loss:
Foreign currency translation	(199)	(63)
Minimum pension liability	(29,303)	(29,303)

Total accumulated comprehensive loss	(29,502)	(29,366)

Total member’s deficit	(77,250)	(67,951)

	$676,377	$677,524

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales	$214,316	$190,293	$419,336	$375,721
Cost of sales	190,359	164,181	379,089	326,587

Gross profit	23,957	26,112	40,247	49,134
Selling, general and administrative expense	11,360	11,751	22,329	23,006
Amortization expense	156	8	239	17
Stock based compensation expense	161	153	326	263
(Gain) loss on disposal of assets	(475)	374	2,949	1,079

Operating income	12,755	13,826	14,404	24,769
Interest expense, net	13,898	20,079	26,896	34,076

Loss before income taxes	(1,143)	(6,253)	(12,492)	(9,307)
Income tax expense (benefit)	134	—	(89)	42

Net loss	(1,277)	(6,253)	(12,403)	(9,349)
Other comprehensive loss:
Foreign currency translation	(124)	(44)	(136)	(101)

COMPREHENSIVE LOSS	$(1,401)	$(6,297)	$(12,539)	$(9,450)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,403)	$(9,349)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	22,469	19,118
Amortization of debt issuance costs	1,458	8,991
Stock based compensation	326	263
Loss on disposal of assets	2,949	1,079
Accretion of senior secured discount notes	8,601	1,756
Changes in operating assets and liabilities, net of the acquisitions
Accounts receivable	(21,031)	(3,846)
Inventories	18,359	(5,664)
Other current assets	7,727	11,856
Other assets	(1,549)	(1,084)
Accounts payable	(4,568)	3,153
Accrued liabilities	(2,627)	1,820
Other liabilities	(898)	(8,419)

Net cash flow from operating activities	18,813	19,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,499)	(19,822)
Net change in investments	21	5
Proceeds from disposal of property and equipment	4,769	1,655
Cash paid for acquisitions (net of cash acquired of $583 in 2005 and $0 in 2004)	(10,634)	(131)

Net cash flow from investing activities	(24,343)	(18,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving lines of credit	1,000	(29,500)
Issuance of notes payable	—	220,000
Issuance of senior secured discount notes	—	150,102
Payments on notes payable to banks and capital leases	(1,162)	(387,920)
Payment of debt issuance costs	(7)	(10,245)
Member’s contribution net of related costs	—	44,575
Tax distribution to the benefit of the member	(86)	(120)

Net cash flow from financing activities	(255)	(13,108)

Effect of foreign currency exchange rate changes on cash	(136)	(101)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,921)	(11,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,896	31,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,975	$19,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,679	$31,607

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$2,311	$—

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$3,000	$—

Assumption of promissory notes in relation to acquisition of One Hoss Shay Corp., dba Mayfair Plastics	$2,684	$—

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results of operations and cash flows for the three and six months ended June 30, 2005 and the corresponding balance sheet as of June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The Company is wholly owned by Consolidated Container Holdings LLC (“Holdings”), a Delaware limited liability company. Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.7% owned by Reid Plastics Holdings Inc., 16.6% owned by Vestar Packaging LLC, 13.5% owned by Vestar CCH LLC, and 45.1% owned by Franklin Plastics, Inc., a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, in 2004 Holdings issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

The Company announced the acquisitions of One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”) and STC Plastics, Inc. (“STC”) on July 7, 2005 and February 15, 2005, respectively. Mayfair is a shuttle plant producing high-density polyethylene (“HDPE”) bottles in Carson, California, and STC is a blowmolder of polycarbonate (“PC”) and HDPE bottles in Chino, California.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then current method of accounting for the depreciation of leasehold improvements was not in accordance with GAAP. Historically, the Company depreciated its leasehold improvements over the estimated useful life of the assets involved, which generally corresponded with the expected lease term. Management determined that Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” requires that these assets be depreciated over a life that is the lesser of the economic life of the asset or the lease term of the underlying facility lease. As a result, the Company recorded a cumulative adjustment to depreciation expense of approximately $0.9 million in the first quarter of 2005, which adjusted the accumulated depreciation to the level it would have been had the shorter useful lives been used from the date of acquisition forward. Had this cumulative adjustment been recorded as of December 31, 2004, the impact on the consolidated statement of operations and comprehensive loss would have been an approximate $0.2 million decrease in operating income and corresponding increase in net loss for the year ended December 31, 2004 and an approximate $0.9 million increase in Member’s Deficit as of December 31, 2004 (of which $0.7 million related to the cumulative impact on fiscal year 2003 and prior years).

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, as discussed in Note 13 to these condensed consolidated financial statements, the Company recorded a deferred tax asset recognizing recoverable net operating losses from its Canadian operations in the first quarter of 2005. Management has determined that the events triggering the recognition of these items occurred in 2004 and, as such, should have been recognized in the financial statements as of and for the year ended December 31, 2004. Had this adjustment been recorded as of December 31, 2004, the impact on the consolidated statement of operations and comprehensive loss would have been an approximate $0.4 million decrease in net loss and a corresponding increase in other assets on the consolidated balance sheet.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”) to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event. FIN 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized. Implementation is required to be effective no later than the end of fiscal years ending after December 15, 2005. Additionally, FIN 47 will permit but not require restatement of interim financial information during any period of adoption. Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaced Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt the provisions of SFAS 154 effective January 1, 2006.

3. INVENTORIES

Inventories consisted of the following at June 30, 2005, and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Amounts in thousands)
Finished goods	$24,722	$26,140
Raw materials	23,780	38,032

	$48,502	$64,172

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2005, and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Amounts in thousands)
Senior credit facility—term loans—6.7%	$217,800	$218,900
Senior secured discount notes—10.75%	168,622	160,021
Senior subordinated notes—10.125%	185,000	185,000
Promissory notes—2.92%—6.0%	4,246	—
Capital lease obligations	687	—

	576,355	563,921
Less current portion	(3,055)	(2,200)

	$573,300	$561,721

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $217.8 million was outstanding at June 30, 2005. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continues through September 2008, with the remaining balance due December 15, 2008. As of June 30, 2005, the term loan bore interest at a rate of approximately 6.7%.

Revolver

The commitment amount under the Revolver was $45.0 million as of June 30, 2005, of which $1.0 million was outstanding. Additionally, as of June 30, 2005 the Company had approximately $12.3 million of outstanding letters of credit under the Revolver. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date. As of June 30, 2005, the Revolver bore interest at a rate of 9.0%.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended June 30, 2005.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of June 30, 2005, the accreted value of the notes, upon which interest expense was calculated, was $168.6 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At June 30, 2005, the estimated fair value of the senior secured discount notes was $161.5 million.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At June 30, 2005, the estimated fair value of the senior subordinated notes was $144.3 million.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At June 30, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the recent acquisitions.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described in Note 12, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a rate of 2.92% per annum. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to the Company’s acquisition of Mayfair (accomplished through a merger of Mayfair into STC, a wholly owned subsidiary of the Company) as described in Note 12, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes become the obligation of STC. The $2.0 million note bears interest at a rate of 6.0% per annum and STC is required to repay principal and interest in two equal installments on July 1, 2006 and July 1, 2007. The $0.7 million note bears interest at a rate of 3.5% per annum, of which all outstanding and unpaid principal and interest are due and payable by STC on March 15, 2006.

Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at June 30, 2005, were as follows (amounts in thousands):

Six months ending December 31, 2005	$1,100
Year ending December 31,
2006	3,871
2007	3,213
2008	213,862
2009	392,000

Total amounts due at maturity	$614,046
Less: Unamortized discount on senior secured discount notes	(38,378)

$575,668

5. RESTRUCTURING ACCRUALS

The restructuring accruals relate to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of June 30, 2005, relates primarily to remaining lease commitments, which extend through December 2015.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reconciliation of the restructuring accruals for the six months ended June 30, 2005 was as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2005	$3,549	$2,963
2005 charges	(53)	(30)

Balance at June 30, 2005	$3,496	$2,933

Items charged to the accruals were cash items, including lease and property tax payments, partially offset by receipts from sub-leases.

6. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties, in the ordinary course of business, to certain environmental and other claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements. For further discussion of these matters, please see Item 1 of Part II of this report.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the six months ended June 30, 2005 or for the six months ended June 30, 2004 under the terms of the 1997 agreement.

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. RELATED PARTY TRANSACTIONS

The Company had bottle and resin sales to Dean Foods of approximately $51.8 and $44.1 million for the three months ended June 30, 2005 and 2004, respectively and $111.2 and $87.2 million for the six months ended June 30, 2005 and 2004, respectively. Accounts receivable from Dean Foods, net of amounts owed at June 30, 2005 and December 31, 2004 amounted to approximately $15.1 and $17.3 million, respectively.

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

9. STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company adopted the fair value recognition provisions of the SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in both of the six month periods ended June 30, 2005 and 2004 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost included in net loss was approximately $0.2 million for both of the three months ended June 30, 2005 and 2004 and approximately $0.3 million for both of the six months ended June 30, 2005 and 2004.

10. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three and six months ended June 30, 2005 and 2004 are as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Amounts in thousands)
Service cost	$170	$163	$340	$326	$16	$26	$32	51
Interest cost	1,386	1,396	2,772	2,791	29	102	58	204
Expected return on plan assets	(1,418)	(1,344)	(2,837)	(2,687)	—	—	—	—
Amortization of prior service cost	20	48	40	96	—	—	—	—
Recognized actuarial loss	742	702	1,484	1,404	(9)	—	(18)	—

Net periodic benefit cost	$900	$965	$1,799	$1,930	$36	$128	$72	$255

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6.3 million to its defined benefit pension plans in 2005. As of June 30, 2005, $2.6 million of contributions have been made.

11. FIXED ASSET IMPAIRMENT

In June 2005, our second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with us, which would have otherwise expired on December 31, 2005, regarding polyethylene

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

terephthalate bottle production (“PET”) at our operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of our sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility.

Included in loss on disposal of assets in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2005, is a $2.6 million dollar charge related to the disposal of the assets at the Kansas City facility, which was $0.6 million lower than the initial estimate booked during the quarter ended March 31, 2005 due to the finalization of the purchase price and assets to be included in the sale during the quarter ended June 30, 2005.

12. BUSINESS ACQUISITIONS

Mayfair

On June 30, 2005, Mayfair was merged into STC, with STC being the surviving company. The primary purpose of this acquisition was to provide the Company with a west coast shuttle platform. At this time, STC paid cash of $5.3 million, net of cash received of $0.2 million. Additionally, STC engaged the former shareholder as a consultant from July 1, 2005 through December 31, 2007, which will result in the payment of consulting fees to the shareholder totaling $0.1 million. As part of the consulting agreement, the former shareholder will also be eligible for an incentive payment of zero to $0.5 million based upon the volume of shipments made between July 1, 2005 through June 30, 2006 as a result of orders received between July 1, 2005 and December 31, 2005 from eligible customers. Management estimates that the total incentive payout will be $0.2 million, which will be payable during 2006. On June 29, 2005, prior to the acquisition, Mayfair issued two promissory notes in the aggregate amount of $2.7 million along with other consideration to its shareholder for the repurchase of an aggregate 560 shares of common stock of Mayfair.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2005.

June 30, 2005
(Amounts in thousands)
Cash	$233
Accounts receivable	1,256
Inventory	1,184
Other current assets	183
Property and equipment, net	1,718
Goodwill	1,890
Intangibles and other assets	3,183

Total assets acquired	9,647

Accounts payable	336
Accrued liabilities	218
Current portion of long-term debt	659
Long-term debt	2,025
Other long term liabilities	436

Total liabilities assumed	3,674

Net assets acquired	$5,973

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the acquisition of Mayfair, STC recorded intangible assets of $3.1 million based on the valuation of their customer list. The intangible list is subject to a seven-year amortization period beginning in July 2005. Included in the purchase agreement was a five-year non-compete contract with the Mayfair shareholder whereby the shareholder will receive payments from July 2005 through December 2007 totaling $0.2 million.

The Company allocated the total purchase price of $8.6 million, including direct costs incurred for the acquisition that have not been paid totaling $0.1 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. The Company does not expect to finalize the Mayfair purchase price allocation and appraisal until June 30, 2006.

STC

On February 15, 2005, the Company acquired STC with the primary purpose of entering into additional PC market segments. At this time, the Company paid cash of $5.3 million, net of cash received of $0.4 million. The Company also issued the former shareholders of STC options to purchase 3.19 million member units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment to repurchase the options for an aggregate price of no less than $3.0 million upon the same liquidity event. On February 11, 2005, prior to the acquisition, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The results of operations of STC have been consolidated with our operating results since the acquisition date, February 15, 2005.

In connection with the acquisition of STC, the Company recorded intangible assets of $3.0 million based on the valuation of their customer list. The intangible customer list is subject to a five-year amortization period beginning on February 15, 2005, with $0.2 million of total amortization expense recognized through June 2005.

The Company allocated the total purchase price of $9.9 million, net of cash received of $0.4 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. As of June 30, 2005, the Company expects to finalize the STC purchase price allocation and appraisal by the end of fiscal year 2005.

Assuming the Mayfair and STC acquisitions occurred as of the beginning of the periods presented, the Company’s pro forma condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2005 and 2004 would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net Sales	$218,589	$198,593	$429,534	$391,043
Net Loss	$(1,034)	$(5,338)	$(11,955)	$(7,653)

13. INCOME TAXES

As a limited liability company, the Company is generally not subject to United States federal income tax. Some states, which do not conform to the federal treatment of limited liability companies, do assess a franchise tax that is generally based on the equity of the company.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amalgamation of two of our wholly owned foreign subsidiaries in 2004 and the acquisitions of two U.S. domestic corporations during 2005, STC and Mayfair, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), for financial reporting purposes.

At June 30, 2005, Reid Canada, Inc., a wholly owned subsidiary of the Company, has net operating loss carryforwards of $2.2 million for income tax purposes that expire in years 2008 through 2014. These carryforwards were generated in Reid Canada, Inc.’s former sister company, Stewart/Walker Plastics Ltd., and pursuant to the amalgamation of Reid Canada, Inc. and Stewart/Walker Plastics Ltd., the net operating losses are owned by Reid Canada, Inc. A valuation allowance of $0.4 million has been established against the deferred tax asset related to the net operating loss due to uncertainty regarding the entity’s ability to generate taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities as of June 30, 2005 are as follows (in thousands):

Deferred Income Tax Asset—Current (Other current assets)	$67
Deferred Income Tax Asset—Non-current (Intangibles and other assets)	$470
Accrued Income Tax (Accrued expenses)	$346

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products, beverage and dairy companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 56 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. We sell containers to the dairy, water, juice & other beverage, household chemical & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including HDPE, PC, polypropylene (“PP”), and PET.

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

As a limited liability company, we generally do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as respective shares of the applicable income or loss based on ownership are included in the tax returns of our owners. We may make tax distributions to our owners to reimburse them for such tax obligations, if any, as they arise. Additionally, the amalgamation of two of our wholly owned foreign subsidiaries in 2004 and the acquisition of STC and Mayfair in 2005, both U.S. domestic corporations, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS 109 for financial reporting purposes.

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

Results of Operations

Three months ended June 30, 2005, compared to three months ended June 30, 2004

Net Sales. Net sales for the second quarter of 2005 were $214.3 million, an increase of $24.0 million or 12.6%, compared to $190.3 million for the same period of 2004. This increase results from the impact of higher average resin costs during 2005. We estimate that sales would have been approximately $187.8 million, a decrease of $2.5 million from the same period during 2004 after adjusting for the change in resin costs. This decrease was primarily due to volume declines from the sale or closure of seven facilities in 2004 and, to a lesser extent, a decline in demand from some of our water and motor oil customers. This was partially offset by new business and the acquisition of STC.

Gross Profit. Gross profit for the second quarter of 2005 was $24.0 million, a decrease of $2.2 million or 8.3%, compared to $26.1 million for the same period of 2004. The decrease in gross profit was primarily due to margin compression due to competitive pricing actions in some of our PC markets and costs of commercializing several new business opportunities.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance, accounting, and human resources). For the second quarter of 2005, SG&A was $11.4 million, a decrease of $0.4 million or 3.3%, compared to $11.8 million for the same period of 2004.

(Gain) Loss on Disposal of Assets. Gain on disposal of assets for the second quarter of 2005 was $0.5 million, compared to a loss of $0.4 million for the same period of 2004. The change is primarily due to a $0.6 million gain recorded on the finalization of terms of sale of assets at a customer’s Kansas City, Kansas facility discussed more fully in Note 11 to the condensed consolidated financial statements.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes, promissory notes and the amortization of deferred financing fees. Interest expense for the second quarter of 2005 was $13.9 million, a decrease of $6.2 million or 30.8%, compared to $20.1 million for the same period of 2004. This decrease is primarily due to the write-off of deferred financing fees related to our former senior credit facility in May 2004, which totaled $6.5 million.

Six months ended June 30, 2005, compared to six months ended June 30, 2004

Net Sales. Net sales for the first half of 2005 were $419.3 million, an increase of $43.6 million or 11.6%, compared to $375.7 million for the same period of 2004. This increase results from the impact of higher average resin costs during 2005. We estimate that sales would have been approximately $362.8 million, a decrease of $12.9 million from the same period during 2004 after adjusting for the change in resin costs. This decrease was primarily due to volume declines from the sale or closure of seven facilities in 2004 and, to a lesser extent, a decline in demand from some of our water and motor oil customers. This was partially offset by new business and the acquisition of STC.

Gross Profit. Gross profit for the first half of 2005 was $40.2 million, a decrease of $8.9 million or 18.1%, compared to $49.1 million for the same period of 2004. The decrease in gross profit was primarily due to lower volumes, margin compression due to competitive pricing actions in some of our PC markets and costs of commercializing several new business opportunities. Additionally, we recorded an approximate $0.9 million cumulative adjustment to depreciation expense related to a change in the depreciable lives used for leasehold improvements, which is more fully discussed in Note 1 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expense. For the first half of 2005, SG&A was $22.3 million, a decrease of $0.7 million, or 2.9%, compared to $23.0 million for the same period of 2004.

(Gain) Loss on Disposal of Assets. Loss on disposal of assets for the first half of 2005 was $2.9 million, compared to a loss of $1.1 million for the same period of 2004. The 2005 loss is primarily due to a $2.6 million loss on disposal of assets at a customer’s Kansas City, Kansas facility discussed more fully in Note 11 to the condensed consolidated financial statements.

Interest Expense. Interest expense for the first half of 2005 was $26.9 million, a decrease of $7.2 million or 21.1%, compared to $34.1 million for the same period of 2004. This decrease is primarily due to the write-off of deferred financing fees from our former senior credit facility in May 2004, which totaled $6.5 million. Also attributing to the decrease were lower amortization of deferred financing costs of $1.0 million during the first half of 2005 versus the same period in 2004 from the May 2004 refinancing.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first six months of 2005 was $18.8 million, compared to $19.7 million in the same period in 2004. This change was primarily due to an increase in accounts receivable due to higher sales in June 2005 versus December 2004 and an increase in days sales outstanding, primarily caused by an increase in sales to a large customer with extended terms. Additionally, there was also decreased cash flows from accounts payable due, in part, to falling resin costs during the second quarter and lower inventory levels, as well as shortened payment terms with a significant vendor. These items were partially offset by increased cash flows from inventory related to the aformentioned resin cost declines and reduced purchases leading to lower inventory levels.

Cash used in investing activities in the first six months of 2005 was $24.3 million, compared to $18.3 million in the same period of 2004. The change was primarily due to the $5.3 million net payment for the acquisition of STC during the first quarter of 2005, and the $5.3 million net payment for the acquisition of Mayfair during the second quarter of 2005. Partially offsetting the cash paid for acquisitions was a higher proceeds from asset disposals during the the first six months of 2005 compared to the same period in 2004, primarily resulting from the sale of two plants in 2005.

Cash used in financing activities in the first six months of 2005 was $0.3 million, a change of $12.9 million, compared to $13.1 million during the same period in 2004. This was primarily due to the Company entering into a new senior credit facility in May 2004 that included a $220.0 million term loan. The Company also issued senior secured discount notes as a part of the May 2004 refinancing which generated net proceeds of approximately $150.1 million and the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. Offsetting were the principal payments on debt made during May 2004 related to the former senior credit facility totaling $385.8 million and significantly reduced revolver borrowings during the first six months of 2005 versus the same period of 2004.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At June 30, 2005, we had $1.0 million of borrowings outstanding on the revolving credit facility, and $12.3 million was reserved for outstanding standby letters of credit. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continues through September 2008, with the remaining balance due December 15, 2008.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended June 30, 2005.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of June 30, 2005, the accreted value of the bonds, upon which interest expense was calculated, was $168.6 million. The senior secured discount notes will mature on June 15, 2009.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to EBITDA, total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At June 30, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the recent acquisitions.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described above, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a rate of 2.92% per annum. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to the Company’s acquisition of Mayfair (accomplished through a merger of Mayfair into STC, a wholly owned subsidiary of the Company) as described above, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes become the obligation of STC. The $2.0 million note bears interest at a rate of 6.0% per annum and STC is required to repay principal and interest in two equal installments on July 1, 2006 and July 1, 2007. The $0.7 million note bears interest at a rate of 3.5% per annum, of which all outstanding and unpaid principal and interest are due and payable on March 15, 2006.

The Company, its officers, principal shareholders or affiliates thereof have entered and may in the future, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at June 30, 2005, future funds generated by operations and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2005.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of June 30, 2005 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt (a)	$614,046	$2,859	$7,987	$603,200	$—
Interest on Long Term Debt (b)	181,491	34,091	90,233	57,167	—
Operating Leases (c)	106,933	17,875	32,479	24,576	32,003
Revolving Credit Facility (d)	1,000	1,000	—	—	—
Capital Leases	687	196	315	176	—

Total Contractual Cash Obligations	$904,157	$56,021	$131,014	$685,119	$32,003

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Credit Facility (e)	$31,723	$31,723	$—	$—	$—
Standby Letters of Credit	12,277	12,277	—	—	—

Total Commercial Commitments	$44,000	$44,000	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of June 30, 2005, the unamortized discount on that debt was $38.4 million, leaving the total book value of long term debt at $575.7 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, and senior subordinated notes is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of June 30, 2005 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.1 million due in the future under non-cancelable subleases.
(d)	The revolving credit facility represents the actual outstanding balance as of June 30, 2005.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of June 30, 2005, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the six months ended June 30, 2005, would have increased floating-rate interest expense by approximately $0.7 million. The fair value of the Company’s long-term debt is based on quoted market prices. At June 30, 2005, the estimated fair value of the senior subordinated notes was $144.3 million and the estimated fair value of the senior secured discount notes was $161.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including a disclosure committee that includes the Chief Executive Officer, the Chief Financial Officer and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the disclosure committee concluded that at present the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting during the second fiscal quarter for the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, such internal controls. Our management continues to review our internal controls and procedures and the effectiveness of those controls. During the fourth fiscal quarter for the period ended December 31, 2004, the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2006. Also during the fourth fiscal quarter for the period ended December 31, 2004, the Company initiated the process of developing and organizing an Internal Audit function within the Company.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters. We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed under the heading “Environmental, Health and Safety Matters” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2004. Since the filing of our Annual Report, there have been developments in four of the environmental matters described in such report.

First, during the first quarter of 2005 we resolved the investigation of our Louisville, Kentucky facility. On or about June 24, 2004, we had received a document production subpoena initiated by the Environmental Protection Agency (“EPA”), Criminal Investigation Division, regarding removal of about 300 linear feet of asbestos-containing materials (“ACM”) that occurred during a 2003 partial renovation of the Company’s property at 6300 Strawberry Lane, Louisville, Kentucky. After reviewing our response, the EPA has informed us that it is declining to pursue the matter. Also, on or before February 17, 2005, we received a Notice of Violation from the Louisville-Jefferson County Air Pollution Control District (“APCD”) regarding the same removal activities, alleging violations of APCD regulatory requirements, and inviting the Company to enter into a settlement agreement. We have now entered into an Agreed Board Order with APCD fully resolving the alleged violations without admission of any wrongdoing.

We received an EPA Request for Information dated April 13, 2005, regarding the Federal HIMCO Dump Superfund Site, Elkhart, Indiana (“HIMCO Site”). Previously, we had received a Special Notice of Liability letter from the EPA on or before February 2, 2005, as one of over ninety potentially responsible parties (“PRPs”) under Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at the HIMCO Site. In this letter, EPA invited the Company, along with the other PRPs, to organize into a group and present EPA with an offer stating that the PRPs will undertake remedial work and reimburse EPA for past costs spent at the HIMCO Site. The EPA’s Special Notice of Liability letter is addressed to “Consolidated Container Company (obo Continental Can)” and the EPA’s Request for Information is addressed to “Continental Can c/o Consolidated Container Company.” We, as the successor in interest to certain of Continental Can’s assets and liabilities, responded to the EPA on June 17, 2005, stating that the Company does not believe that it is responsible for any potential Continental Can liability at the HIMCO Site. Based on our evaluation to date, we only acquired from Continental Can certain leased assets and would not be a successor to Continental Can liabilities, if any, relating to the HIMCO Site. Further, we have found no information indicating that the assets acquired from Continental Can or any other Company facility ever sent waste to the HIMCO Site. We are continuing to investigate this matter to determine whether or not we have any responsibility with respect to the HIMCO Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

On or before October 29, 2004, we received a Notification of RD/RA Consent Decree Negotiations letter from the EPA as one of over fifty PRPs under CERCLA at the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”). The apparent purpose of the Notification letter, which made no specific demand on us, was to inform us that we may be eligible to enter into a future de minimis settlement agreement with EPA regarding the Spectron Site. On July 22, 2005, we received a de minimis settlement agreement proposal from EPA, offering to resolve the Company’s alleged liability for the Spectron Site for payment of $5,954.80. The EPA’s Notification letter was addressed to “Continental Plastics” and the July 22, 2005, settlement proposal to “RXI Plastics, Inc. (Continental Plastics)”, both in care of “Consolidated Container Company.” We, as the successor in interest to certain of Continental Plastic Containers’ assets and liabilities, are currently investigating this matter to determine whether or not we have any responsibility with respect to the Spectron Site and we are evaluating EPA’s settlement proposal. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

On or about August 1, 2004, we responded to correspondence from a private attorney representing one or more of over ninety PRPs under CERCLA at the Lammers Barrel Factory Superfund Site, Beaver Creek, Ohio

(“Lammers Barrel Site”). The letter invited us to join a PRP group that is addressing the Lammers Barrel Site. According to the letter, Continental Can is alleged to be responsible for some unspecified portion of the Lammers Barrel Site. Based on the results of our internal evaluation, indicating that none of the assets acquired from Continental Can or any other Company facility ever sent waste to the Lammers Site, we declined to join the PRP Group. On July 26, 2005, our attorneys received an EPA Request for Information, dated July 21, 2005, regarding the Lammers Barrel Site. The EPA’s Request for Information is addressed to “Continental Can Co.” We, as the successor in interest to certain of Continental Can’s assets and liabilities, are currently preparing a response to the EPA Request for Information and further investigating this matter to determine whether or not we have any responsibility with respect to the Lammers Barrel Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

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

August 9, 2005	CONSOLIDATED CONTAINER COMPANY LLC
(Registrant)

	By:	/s/ STEPHEN E. MACADAM
Stephen E. Macadam President, Chief Executive Officer, and Manager

	By:	/s/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.