Form 10-Q
period 2005-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2005-11-09
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 1, 2005, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$916	$7,896
Investment securities	64	87
Accounts receivable (net of allowance for doubtful accounts of $1,361 in 2005 and $1,164 in 2004)	110,725	88,230
Inventories	47,641	64,172
Other current assets	26,308	27,471

Total current assets	185,654	187,856
PROPERTY AND EQUIPMENT, Net	255,500	259,213
GOODWILL	217,934	209,859
INTANGIBLES AND OTHER ASSETS, Net	22,687	20,596

	$681,775	$677,524

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$90,154	$89,273
Accrued liabilities	39,064	48,794
Revolving credit facility	7,100	—
Current portion of long-term debt	4,070	2,200

Total current liabilities	140,388	140,267
LONG-TERM DEBT	576,160	561,721
OTHER LIABILITIES	43,793	43,487
COMMITMENTS AND CONTINGENCIES (Note 6)

MEMBER’S DEFICIT:
Member’s deficit	(49,276)	(38,585)
Accumulated comprehensive loss:
Foreign currency translation	13	(63)
Minimum pension liability	(29,303)	(29,303)

Total accumulated comprehensive loss	(29,290)	(29,366)

Total member’s deficit	(78,566)	(67,951)

	$681,775	$677,524

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$207,696	$198,153	$627,032	$573,874
Cost of sales	184,737	175,291	563,826	501,878

Gross profit	22,959	22,862	63,206	71,996
Selling, general and administrative expense	9,567	7,170	32,222	30,439
Amortization expense	376	8	615	25
Loss on disposal of assets	195	1,559	3,144	2,638

Operating income	12,821	14,125	27,225	38,894
Interest expense, net	14,049	12,709	40,945	46,785

(Loss) income before income taxes	(1,228)	1,416	(13,720)	(7,891)
Income tax expense (benefit)	25	(141)	(64)	(99)

Net (loss) income	(1,253)	1,557	(13,656)	(7,792)

Other comprehensive (loss) income:
Foreign currency translation	212	215	76	114

COMPREHENSIVE (LOSS) INCOME	$(1,041)	$1,772	$(13,580)	$(7,678)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,656)	$(7,792)
Adjustment to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	32,885	28,500
Amortization of debt issuance costs	2,187	9,729
Stock based compensation	86	432
Loss on disposal of assets	3,144	2,638
Accretion of senior secured discount notes	13,073	5,784
Changes in operating assets and liabilities, net of the effect of the acquisitions
Accounts receivable	(19,279)	(4,762)
Inventories	19,220	(4,381)
Other current assets	1,491	10,431
Other assets	(2,136)	(1,762)
Accounts payable	(425)	(1,300)
Accrued liabilities	(10,396)	(2,345)
Other liabilities	(2,995)	(20,221)

Net cash flow from operating activities	23,199	14,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,885)	(27,452)
Net change in investments	23	7
Proceeds from disposal of property and equipment	7,217	4,511
Cash paid for acquisitions (net of cash acquired of $583 in 2005 and $0 in 2004)	(10,823)	(149)

Net cash flow from investing activities	(35,468)	(23,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving lines of credit	7,100	(29,500)
Issuance of notes payable	—	220,000
Issuance of senior secured discount notes	—	150,102
Payments on notes payable to banks and capital leases	(1,759)	(388,470)
Payment of debt issuance costs	(7)	(10,619)
Member’s contribution net of related costs	—	44,374
Tax distribution to the benefit of the member	(121)	(83)

Net cash flow from financing activities	5,213	(14,196)

Effect of foreign currency exchange rate changes on cash	76	114

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,980)	(22,214)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,896	31,635

CASH AND CASH EQUIVALENTS, END OF PERIOD	$916	$9,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$31,131	$44,212

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$2,311	$—

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$3,000	$—

Assumption of promissory notes in relation to acquisition of One Hoss Shay Corp., dba Mayfair Plastics	$2,684	$—

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2004 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results of operations and cash flows for the nine months ended September 30, 2005 and the corresponding balance sheet as of September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, FSP 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP 13-1; therefore the issuance of FSP 13-1 will not have an additional impact on the Company’s consolidated financial statements.

3.	INVENTORIES

Inventories consisted of the following at September 30, 2005, and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Amounts in thousands)
Finished goods	$23,826	$26,140
Raw materials	23,815	38,032

	$47,641	$64,172

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2005, and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Amounts in thousands)
Senior credit facility—term loans—7.5%	$217,250	$218,900
Senior secured discount notes—10 3/4%	173,095	160,021
Senior subordinated notes—10 1/8%	185,000	185,000
Promissory notes—2.9%—6.0%	4,246	—
Capital lease obligations	639	—

	580,230	563,921
Less current portion	(4,070)	(2,200)

	$576,160	$561,721

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $217.3 million was outstanding at September 30, 2005. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008. As of September 30, 2005, the term loan bore interest at a weighted average rate of approximately 7.5%.

Revolver

The commitment amount under the Revolver was $45.0 million as of September 30, 2005, of which $7.1 million was outstanding. Additionally, as of September 30, 2005, the Company had approximately $12.3 million of outstanding letters of credit under the Revolver. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date. As of September 30, 2005, the Revolver bore interest at a weighted average rate of approximately 8.1%.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended September 30, 2005.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of September 30, 2005, the accreted value of the notes, upon which interest expense was calculated, was $173.1 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At September 30, 2005, the estimated fair value of the senior secured discount notes was $170.8 million.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At September 30, 2005, the estimated fair value of the senior subordinated notes was $123.0 million.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At September 30, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the acquisitions that occurred during 2005.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described in Note 12, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a rate of 2.9% per annum. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

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

Scheduled Maturities—The scheduled annual maturities of long-term debt (excluding capital leases) at September 30, 2005, were as follows (amounts in thousands):

Three months ending December 31, 2005	$550

Year ending December 31,

2006	3,871
2007	3,213
2008	213,862
2009	392,000

Total amounts due at maturity	$613,496

Less: Unamortized discount on senior secured discount notes	(33,905)

$579,591

5.	RESTRUCTURING ACCRUALS

The restructuring accruals relate to previous restructurings in conjunction with the acquisition of Suiza Packaging assets in 1999 and the closure of facilities in 1997. The liability related to these restructurings as of September 30, 2005, relates primarily to remaining lease commitments, which extend through December 2015.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reconciliation of the restructuring accruals for the nine months ended September 30, 2005 was as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2005	$3,549	$2,963
2005 charges	(53)	(44)

Balance at September 30, 2005	$3,496	$2,919

Items charged to the accruals were cash items, including lease and property tax payments, partially offset by receipts from sub-leases.

6.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties, in the ordinary course of business, to certain environmental and other claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements. For further discussion of these matters, please see Item 1 of Part II of this report.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the three and nine months ended September 30, 2005 and 2004 under the terms of the 1997 agreement.

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

The Company had bottle and resin sales to Dean Foods of approximately $53.1 and $50.6 million for the three months ended September 30, 2005 and 2004, respectively and $164.3 and $137.8 million for the nine months ended September 30, 2005 and 2004, respectively. Accounts receivable from Dean Foods, net of amounts owed at September 30, 2005 and December 31, 2004 amounted to approximately $16.6 and $17.3 million, respectively.

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

Effective July 1, 2002, the Company adopted the fair value recognition provisions of the SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002. The effect on net income in both of the nine month periods ended September 30, 2005 and 2004 if the fair value based method had been applied to all outstanding and unvested awards prior to January 1, 2002 would not have been material. Compensation cost included in net loss was a benefit of approximately $0.2 million for the three months ended September 30, 2005, due to the large option forfeitures recorded during the quarter, and an expense of approximately $0.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, compensation expense was $0.1 million and $0.4 million, respectively.

10.	PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Amounts in thousands)
Service cost	$170	$162	$510	$488	$16	$25	$48	76
Interest cost	1,385	1,396	4,157	4,187	29	101	87	305
Expected return on plan assets	(1,419)	(1,333)	(4,256)	(4,020)	—	—	—	—
Amortization of prior service cost	20	48	60	144	—	—	—	—
Recognized actuarial loss	742	701	2,226	2,105	(9)	—	(27)	—
Recognized curtailment	—	—	—	—	—	(4,903)	—	(4,903)

Net periodic benefit cost	$898	$974	$2,697	$2,904	$36	$(4,777)	$108	$(4,522)

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6.3 million to its defined benefit pension plans in 2005. As of September 30, 2005, $4.8 million of contributions have been made.

In September 2004, the Company announced plans to terminate its other post-retirement benefits for three of its existing five component plans as of April 1, 2005. Participants affected by this change were given the option of continuing the same coverage for a period of 18 months by paying the full cost themselves. This change resulted in a $4.9 million reduction in the accumulated pension benefit obligation in the third quarter of 2004, which was reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

11.	FIXED ASSET IMPAIRMENT

In June 2005, our second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with us, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate bottle production (“PET”) at our operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of our sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility.

Included in loss on disposal of assets in the condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2005, is a $2.6 million dollar charge related to the disposal of the assets at the Kansas City facility.

12.	BUSINESS ACQUISITIONS

Mayfair

On June 30, 2005, Mayfair was merged into STC, with STC being the surviving company. The primary purpose of this acquisition was to provide the Company with a west coast shuttle platform. At this time, STC paid cash of $5.3 million, net of cash received of $0.2 million. Additionally, STC engaged the former shareholder as a consultant from July 1, 2005 through December 31, 2007, which will result in the payment of consulting fees to the shareholder totaling $0.1 million. As part of the consulting agreement, the former shareholder will also be eligible for an incentive payment of zero to $0.5 million based upon the volume of shipments made between July 1, 2005 through June 30, 2006 as a result of orders received between July 1, 2005 and December 31, 2005 from eligible customers. Management estimates that the total incentive payout will be $0.2 million, which will be payable during 2006. On June 29, 2005, prior to the acquisition, Mayfair issued two promissory notes in the aggregate amount of $2.7 million along with other consideration to its shareholder for the repurchase of an aggregate 560 shares of common stock of Mayfair. The results of operations of Mayfair have been consolidated with our operating results since the acquisition date, June 30, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2005.

June 30, 2005
(Amounts in thousands)
Cash	$233
Accounts receivable	1,241
Inventory	1,184
Other current assets	183
Property and equipment, net	2,030
Goodwill	2,975
Intangibles and other assets	3,253

Total assets acquired	11,099

Accounts payable	336
Accrued liabilities	262
Current portion of long-term debt	659
Long-term debt	2,025
Other long term liabilities	1,825

Total liabilities assumed	5,107

Net assets acquired	$5,992

In connection with the acquisition of Mayfair, STC recorded intangible assets of $3.1 million based on the valuation of their customer list and customer order backlog. The intangible customer list is subject to a seven-year amortization period beginning in July 2005, and the customer order backlog is subject to a three-month amortization period beginning in July 2005. The amortization expense recognized for the aforementioned intangible assets totaled $0.2 million through September 2005. Included in the purchase agreement was a five-year non-compete contract with the Mayfair shareholder whereby the shareholder will receive payments from July 2005 through December 2007 totaling $0.2 million.

The Company allocated the total purchase price of $8.4 million, net of cash received of $0.2 million and including direct costs incurred for the acquisition that were paid during the third quarter of 2005 totaling $0.1 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. As of September 30, 2005, the Company expects to finalize the Mayfair purchase price allocation and appraisal by June 30, 2006.

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 15, 2005.

February 15, 2005
(Amounts in thousands)
Cash	$350
Accounts receivable	1,975
Inventory	1,505
Other current assets	145
Property and equipment, net	1,501
Goodwill	2,999
Intangibles and other assets	5,100

Total assets acquired	13,575

Accounts payable	970
Accrued liabilities	136
Current portion of long-term debt	191
Long-term debt	2,120
Other long term liabilities	1,476

Total liabilities assumed	4,893

Net assets acquired	$8,682

In connection with the acquisition of STC, the Company recorded intangible assets of $3.0 million based on the valuation of their customer list and customer order backlog. The intangible customer list is subject to a five-year amortization period beginning on February 15, 2005, and the customer order backlog is subject to a three-month amortization period beginning on February 15, 2005. The amortization expense recognized for the aforementioned intangible assets totaled $0.4 million through September 2005.

The Company allocated the total purchase price of $9.9 million, net of cash received of $0.4 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. As of September 30, 2005, the Company expects to finalize the STC purchase price allocation and appraisal by the end of fiscal year 2005.

Assuming the Mayfair and STC acquisitions occurred as of the beginning of the periods presented, the Company’s pro forma condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2005 and 2004 would have been:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net Sales	$207,696	$205,589	$637,230	$596,631
Net (Loss) Income	$(1,253)	$1,813	$(13,208)	$(5,840)

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	INCOME TAXES

As a limited liability company, the Company is generally not subject to United States federal income tax. Some states, which do not conform to the federal treatment of limited liability companies, do assess a franchise tax that is generally based on the equity of the company.

The amalgamation of two of the Company’s wholly owned foreign subsidiaries in 2004 and the acquisitions of two U.S. domestic corporations during 2005, STC and Mayfair, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), for financial reporting purposes.

At September 30, 2005, Reid Canada, Inc., a wholly owned subsidiary of the Company, had net operating loss carryforwards of $2.2 million for income tax purposes that expire in years 2008 through 2014. These carryforwards were generated in Reid Canada, Inc.’s former sister company, Stewart/Walker Plastics Ltd., and pursuant to the amalgamation of Reid Canada, Inc. and Stewart/Walker Plastics Ltd., the net operating losses were owned by Reid Canada, Inc. A valuation allowance of $0.4 million was established against the deferred tax asset related to the net operating loss due to uncertainty regarding the entity’s ability to generate taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities as of September 30, 2005 were as follows (in thousands):

Deferred Income Tax Asset—Current	$195
(Other current assets)
Deferred Income Tax Asset—Non-current	$355
(Intangibles and other assets)
Accrued Income Tax—Current	$347
(Accrued liabilities)
Deferred Income Tax Liability—Non-current	$3,085
(Other liabilities)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products, beverage and dairy companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 54 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. We sell containers to the dairy, water, juice & other beverage, household chemical & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer plastic containers made from a variety of plastic resins, including HDPE, PC, polypropylene (“PP”), and PET.

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

Results of Operations

Three months ended September 30, 2005, compared to three months ended September 30, 2004

Net Sales. Net sales for the third quarter of 2005 were $207.7 million, an increase of $9.5 million or 4.8%, compared to $198.2 million for the same period of 2004. This increase results from the impact of higher average resin costs during 2005. We estimate that sales would have been approximately $196.1 million, a decrease of $2.0 million from the same period during 2004 after adjusting for the change in resin costs. This decrease was primarily due to volume declines from the sale or closure of seven facilities in 2004 and three in 2005 and, to a lesser extent, a decline in demand from some of our motor oil customers. This was partially offset by new business and the acquisitions of STC and Mayfair.

Gross Profit. Gross profit for the third quarter of 2005 was $23.0 million, an increase of $0.1 million or 0.4%, compared to $22.9 million for the same period of 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance, accounting, and human resources). For the third quarter of 2005, SG&A was $9.6 million, an increase of $2.4 million or 33.4%, compared to $7.2 million for the same period of 2004. This increase is due to the $4.9 million credit to post-retirement expenses caused by the termination of three out of five of our component post-retirement benefit plans, announced in September 2004, partially offset by a decrease in incentive compensation of $0.8 million and overall lower spending levels resulting from our cost management initiatives implemented in the second quarter of 2005.

Loss on Disposal of Assets. Loss on disposal of assets for the third quarter of 2005 was $0.2 million, compared to a loss of $1.6 million for the same period of 2004. The loss in 2005 was primarily due to impairment charges recognized at three locations and the sale of assets at a closed plant, partially offset by the gain recognized from the sale of assets at a previously closed plant. The loss in 2004 was attributed to the sale of three plants.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes, promissory notes and the amortization of deferred financing fees. Interest expense for the third quarter of 2005 was $14.0 million, an increase of $1.3 million or 10.5%, compared to $12.7 million for the same period of 2004. This increase is primarily due to increased interest rates on floating-rate debt and higher average revolver borrowings.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004

Net Sales. Net sales for the first nine months of 2005 were $627.0 million, an increase of $53.2 million or 9.3%, compared to $573.9 million for the same period of 2004. This increase results from the impact of higher average resin costs during 2005. We estimate that sales would have been approximately $558.9 million, a decrease of $14.9 million from the same period during 2004 after adjusting for the change in resin costs. This decrease was primarily due to volume declines from the sale or closure of seven facilities in 2004 and three in 2005 and, to a lesser extent, a decline in demand from some of our water and motor oil customers. This was partially offset by new business and the acquisitions of STC and Mayfair.

Gross Profit. Gross profit for the first nine months of 2005 was $63.2 million, a decrease of $8.8 million or 12.2%, compared to $72.0 million for the same period of 2004. This decrease was driven by the lower volumes as a result of the closed and sold facilities, depreciation expense being $3.4 million higher in 2005, and the PC margin compression.

Selling, General and Administrative Expense. For the first nine months of 2005, SG&A was $32.2 million, an increase of $1.8 million, or 5.9%, compared to $30.4 million for the same period of 2004. This increase is due to the $4.9 million credit to post-retirement expenses caused by the termination of three out of five of our component post-retirement benefit plans, announced in September 2004, partially offset by a decrease in incentive compensation of $2.6 million.

Loss on Disposal of Assets. Loss on disposal of assets for the first nine months of 2005 was $3.1 million, compared to a loss of $2.6 million for the same period of 2004. The 2005 loss is primarily due to a $2.6 million loss on disposal of assets at a customer’s Kansas City, Kansas facility discussed more fully in Note 11 to the condensed consolidated financial statements. The loss related to the first nine months of 2004 was primarily due to the closing of one plant and the sale of four plants.

Interest Expense. Interest expense for the first nine months of 2005 was $40.9 million, a decrease of $5.8 million or 12.5%, compared to $46.8 million for the same period of 2004. This decrease is primarily due to the write-off of deferred financing fees from our former senior credit facility in May 2004, which totaled $6.5 million, lower amortization of deferred financing costs of $1.0 million during the first nine months of 2005 versus the same period in 2004 and lower average revolver borrowings. This was partially offset by higher interest rates on floating and fixed-rate debt.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first nine months of 2005 was $23.2 million, compared to $15.0 million in the same period in 2004. This change was primarily due to a decrease in inventory as a result of declines in resin availability in the third quarter of 2005 compared to a build of inventory in the same period of 2004, an $8.9 million impact from the May 2004 payment of deferred interest and fees on our former senior credit facility, and a $4.9 million reduction in the post-retirement accrual caused by the termination of three out of five of our component post-retirement benefits plans announced in September 2004. Partially offsetting the increase in cash provided by operating activities was an increase in accounts receivable due to an increase in days sales outstanding, primarily caused by an increase in sales to a large customer with extended terms, the restructuring of certain vendor rebates during 2004 resulting in a cash improvement during the first nine months of 2004, and shortened payment terms with a significant vendor.

Cash used in investing activities in the first nine months of 2005 was $35.5 million, compared to $23.1 million in the same period of 2004. The change was primarily due to the $5.3 million net payment for the acquisition of STC during the first quarter of 2005, the $5.3 million net payment for the acquisition of Mayfair during the second quarter of 2005, and the $0.2 million payment for the acquisition of Mayfair during the third quarter of 2005. Partially offsetting the cash paid for acquisitions was a higher proceeds from asset disposals during the the first nine months of 2005 compared to the same period in 2004, primarily resulting from the sale of assets at four closed facilities.

Cash provided by financing activities in the first nine months of 2005 was $5.2 million, a change of $19.4 million, compared to the net cash used in financing activities of $14.2 million during the same period in 2004. This was primarily due to the Company entering into a new senior credit facility in May 2004 that included a $220.0 million term loan. The Company also issued senior secured discount notes as a part of the May 2004 refinancing which generated net proceeds of approximately $150.1 million and the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. Offsetting were the principal payments on debt made during May 2004 related to the former senior credit facility totaling $385.8 million and significantly reduced revolver borrowings during the first nine months of 2005 versus the same period of 2004.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At September 30, 2005, we had $7.1 million of borrowings outstanding on the revolving credit facility, and $12.3 million was reserved for outstanding standby letters of credit. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continues through September 2008, with the remaining balance due December 15, 2008.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended September 30, 2005.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of September 30, 2005, the accreted value of the bonds, upon which interest expense was calculated, was $173.1 million. The senior secured discount notes will mature on June 15, 2009.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to EBITDA, total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At September 30, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the acquisitions that occurred during 2005.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described above, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a rate of 2.9% per annum. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

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

Management believes cash on hand at September 30, 2005, future funds generated by operations and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2005.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of September 30, 2005 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt (a)	$613,496	$3,871	$6,975	$602,650	$—
Interest on Long Term Debt (b)	175,303	36,765	93,532	45,006	—
Operating Leases (c)	104,065	17,871	32,505	24,320	29,369
Revolving Credit Facility (d)	7,100	7,100	—	—	—
Capital Leases	639	198	292	149	—

Total Contractual Cash Obligations	$900,603	$65,805	$133,304	$672,125	$29,369

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Credit Facility (e)	$25,623	$25,623	$—	$—	$—
Standby Letters of Credit	12,277	12,277	—	—	—

Total Commercial Commitments	$37,900	$37,900	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of September 30, 2005, the unamortized discount on that debt was $33.9 million, leaving the total book value of long term debt at $579.6 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, and senior subordinated notes is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of September 30, 2005 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $0.9 million due in the future under non-cancelable subleases.
(d)	The revolving credit facility represents the actual outstanding balance as of September 30, 2005.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of September 30, 2005, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating rate debt. A hypothetical 10% increase in interest rates for the nine months ended September 30, 2005, would have increased floating-rate interest expense by approximately $1.1 million. The fair value of the Company’s long-term debt is based on quoted market prices. At September 30, 2005, the estimated fair value of the senior subordinated notes was $123.0 million and the estimated fair value of the senior secured discount notes was $170.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including a disclosure committee that includes the Chief Executive Officer, the Chief Financial Officer and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the disclosure committee concluded that at present the disclosure controls and procedures were adequate and effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting during the third fiscal quarter for the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, such internal controls. Our management continues to review our internal controls and procedures and the effectiveness of those controls. During the fourth fiscal quarter for the period ended December 31, 2004, the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2007. Also during the fourth fiscal quarter for the period ended December 31, 2004, the Company initiated the process of developing and organizing an Internal Audit function within the Company.

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

On or before October 29, 2004, we received a Notification of RD/RA Consent Decree Negotiations letter from the EPA as one of over fifty PRPs under CERCLA at the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”). The apparent purpose of the Notification letter, which made no specific demand on us, was to inform us that we may be eligible to enter into a future de minimis settlement agreement with EPA regarding the Spectron Site. On July 22, 2005, we received a de minimis settlement agreement proposal from EPA, offering to resolve the Company’s alleged liability for the Spectron Site for payment of $5,954.80. The EPA’s Notification letter was addressed to “Continental Plastics” and the July 22, 2005, settlement proposal to “RXI Plastics, Inc. (Continental Plastics)”, both in care of “Consolidated Container Company.” On August 18, 2005, without admitting any liability for Continental Plastics, RXI Plastics, or the Spectron Site, we notified the EPA of our agreement to enter into this de minimis settlement. We are waiting for notification from EPA confirming the entry of a Consent Decree effecting the settlement.

On or about August 1, 2004, we responded to correspondence from a private attorney representing one or more of over ninety PRPs under CERCLA at the Lammers Barrel Factory Superfund Site, Beaver Creek, Ohio

(“Lammers Barrel Site”). The letter invited us to join a PRP group that is addressing the Lammers Barrel Site. According to the letter, Continental Can is alleged to be responsible for some unspecified portion of the Lammers Barrel Site. Based on the results of our internal evaluation, indicating that none of the assets acquired from Continental Can or any other Company facility ever sent waste to the Lammers Site, we declined to join the PRP Group. On July 26, 2005, our attorneys received an EPA Request for Information, dated July 21, 2005, regarding the Lammers Barrel Site. The EPA’s Request for Information is addressed to “Continental Can Co.” We, as the successor in interest to certain of Continental Can’s assets and liabilities, responded to the EPA on September 12, 2005, stating in part that the Company denies that it arranged for or sent waste materials to the Lammers Barrel Site. We are continuing to investigate this matter to determine whether or not we have any responsibility with respect to the Lammers Barrel Site. Although we cannot estimate with certainty the ultimate legal and financial liability with respect to this site, based on our investigation to date, we believe that we are not responsible for this site.

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

November 9, 2005	CONSOLIDATED CONTAINER COMPANY LLC (Registrant)

	By:	/s/ JEFFREY M. GREENE
Jeffrey M. Greene
President, Chief Executive Officer, and Manager

	By:	/s/ RICHARD P. SEHRING
Richard P. Sehring
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.