Form 10-K
period 2005-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2006-03-09
CIK 1095531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

None of the registrant’s member units were held by nonaffiliates as of March 8, 2006.

The number of member units outstanding as of March 8, 2006 is 1,000.

PART I

ITEM 1: BUSINESS

Background

On July 2, 1999, substantially all of the United States plastic packaging assets held by Franklin Plastics Inc. and Plastic Containers Inc., both subsidiaries of Suiza Foods Corporation, now known as Dean Foods Company (“Dean Foods”), and the plastic packaging assets of Reid Plastics Inc., were contributed and merged into Consolidated Container Company LLC (“the Company”), a Delaware limited liability company. In connection with these and related transactions, which are referred to herein as the Transactions, the Company and our wholly owned subsidiary, Consolidated Container Capital Inc., issued 10 1/8% senior subordinated notes due 2009 in an aggregate principal amount of $185.0 million.

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

The Company announced the acquisitions of STC Plastics, Inc. (“STC”) and One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”), on February 15, 2005, and July 7, 2005, respectively. In addition, the Company announced the acquisition of substantially all of the assets of Steel Valley Plastics, Inc. (“SVP”) on December 15, 2005. STC is a blowmolder of polycarbonate (“PC”) and high-density polyethylene (“HDPE”) bottles in Chino, California, Mayfair is a shuttle plant producing HDPE bottles in Carson, California, and SVP is a manufacturer of three and five gallon PC water bottles in Warren, Ohio. The total purchase price for STC, Mayfair and SVP was $9.9, $8.4 and $3.3 million, respectively, which is net of cash received of $0.4 million, $0.2 million and $12,000, respectively. Note 2 to the consolidated financial statements more fully describes the acquisitions.

The Company is wholly owned by Holdings, a Delaware limited liability company. Consolidated Container Company LP, a subsidiary of the Company, serves as the operating company for all domestic operations.

Overview

We are a leading North American developer, manufacturer and marketer of rigid plastic containers for many of the largest branded consumer products and beverage companies in the world. In 2005, we sold containers to the dairy, water, juice & other beverage, household chemicals & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer containers made from a variety of plastic resins, including HDPE, PC, polypropylene (“PP”) and polyethylene terephthalate (“PET”).

We sell our containers to more than 2,600 customers located throughout North America. Our largest customers include many of the world’s leading branded consumer products and industrial companies. We service these customers through a sales organization consisting of approximately fifty people and are the primary supplier for many of our top customers. We have long-term customer relationships with many blue-chip companies including Coca-Cola North America, Colgate-Palmolive, DS Waters of America, Dean Foods, Nestle Waters North America, Procter & Gamble, Pepsico, Reckitt Benckiser and Scotts.

We serve our customers with a wide range of manufacturing capabilities and services through a nationwide network of 54 strategically located manufacturing facilities, a debagging operation and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. Seventeen of our manufacturing facilities are located on-site at customers’ plants. On-site facilities enable us to work more closely with our customers to facilitate just-in-time inventory management, generate significant savings opportunities through process re-engineering, eliminate costly packaging, shipping and handling charges, reduce working capital needs and foster the development of long-term manufacturing and distribution relationships. Our widely recognized research, development and engineering center is responsible for creating innovative product designs and process improvements which are important in lowering the manufacturing costs of our containers. Additionally, our customers rely on our design and technical expertise because package design is a critical component in many of their marketing programs.

Our primary manufacturing technique consists of blowmolding. We are the fourth largest blowmolder in North America in terms of sales according to the December 26, 2005 issue of Plastics News magazine. Our blowmolding manufacturing platform covers a wide variety of plastic packaging applications and comprises three primary technologies: wheels, shuttles and reciprocating machines. Wheel technology is typically used in high volume applications and in instances where special features such as multiple layers, in-mold labeling or fluorination are required. Shuttles are primarily utilized as a lower capital, lower output alternative to wheels and are typically used in low to moderate volume applications. Reciprocating technology is typically used in simple, mono-layer applications that range from low to high volume. With this diverse technology platform, we are able to service our customers with a broad range of packaging applications in a cost-effective and a capital-efficient manner.

Products

Below are our seven principal product categories:

Dairy. We manufacture one gallon and one-half gallon HDPE bottles and similar products, which we sell primarily to dairies for resale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and “sleeved” milk bottles. Our dairy related products generated approximately 26.8%, 27.7% and 27.3% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Water. We manufacture one and two-and-one-half gallon HDPE bottles and similar products, which we sell primarily to water fillers for resale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water related products generated approximately 17.3%, 16.8% and 16.5% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Juice & Other Beverage. We manufacture a wide variety of containers for juice and other beverage products using HDPE and PP, consisting of high value-added technically advanced containers for products such as fruit juices and fruit drinks. We manufacture a wide array of products in this sector, ranging from six to 128 ounce HDPE bottles for fruit drinks and multiple layer one-gallon HDPE and PP containers for fruit juice. These products generated approximately 14.7%, 13.3% and 15.4% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Household Chemicals & Personal Care. Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made primarily from HDPE, are used for shampoos, conditioners, anti-bacterial wipes, and other personal care products. Our household chemicals and personal care related products generated approximately 12.2%, 15.0% and 15.2% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Agricultural, Industrial & Other. We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our other products in this category include containers for medical and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other related products generated approximately 12.0%, 12.5% and 10.6% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Food. We manufacture a wide range of containers using HDPE, PP and PET for a variety of food products, such as mustard, maple syrup, edible oils and salsa. We manufacture many innovative products, such as squeezable mustard bottles and retortable containers, which permit reheating after the filling process without distortion to the container and which are used for infant formula and other products. Our food related products generated approximately 11.3%, 8.8% and 8.5% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Automotive. We manufacture primarily one quart HDPE bottles for motor oil and one gallon HDPE containers for anti-freeze and windshield washer solvent. Our automotive related products generated approximately 5.7%, 5.9% and 6.5% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Customers

Our customers include many of the major branded consumer products companies, bottled water companies, national juice producers, large food concerns, national and regional dairies, and chemical and automotive product manufacturers. Net container sales attributable to our largest customer in 2005, Dean Foods, amounted to approximately 14.1%, 13.6%, and 12.0% of the Company’s net sales for the years ending December 31, 2005, 2004 and 2003, respectively. Net container sales to the second largest customer in 2005, The Procter & Gamble Company, amounted to approximately 5.8%, 11.7% and 15.5% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

In many cases, we are the sole supplier of our customers’ container requirements for specific products or particular container sizes. In addition, we sometimes have more than one contract with a particular customer because we have individual contracts for specific products or container sizes or, in some circumstances, separate contracts with one or more operating divisions of a single customer.

Geographic Areas

Our revenues are generated principally in the United States. Foreign net sales were approximately $23.4, $24.5, and $26.8 million, respectively, in 2005, 2004 and 2003. Net sales are attributed to countries based on the locations of our customers. Our long-lived assets located outside of the United States are not significant.

Competition

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally, as well as from firms operating regionally. Our primary national competitors include Constar International, Graham Packaging, Liquid Container, Plastipak Packaging, Ring Technologies and Silgan Holdings. Several of these competitors are larger and/or have greater financial and other resources than we do. In addition, we face substantial competition from a number of captive packaging operations with significant in-house bottling and blowmolding capacity, such as those of Nestle Waters North America and Dean Foods.

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

We spent approximately $4.7, $5.2, and $6.3 million on research, development and engineering for the years ended December 31, 2005, 2004 and 2003, respectively. We believe that continuing cost effective product and manufacturing innovations are important to meeting customers’ needs and lowering unit cost, thus permitting us to remain competitive in the markets we serve.

Intellectual Property

We have developed and continue to develop a number of trademarks and patents for use in our business. In addition, we hold licenses for the use of several registered trademarks. Because our trademarks, brand names and patented packaging designs create customer goodwill and result in product differentiation, we believe that these assets are important to our business. However, we believe that our business is not dependent on any one of these patents or trademarks. In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. Although we cannot be assured that our competitors will not discover comparable or identical knowledge and techniques through independent development or by other legal means, we believe that our business, as a whole, is not dependent on these matters.

Manufacturing and Distribution

Manufacturing. At December 31, 2005, we operated over 520 blowmolding production lines and 6 injection molding machines (which are used to produce preforms).

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

Seventeen of our manufacturing facilities are located on-site at customers’ plants. On-site plants enable us to work more closely with our customers to facilitate just-in-time inventory management, generate significant savings opportunities through process re-engineering, eliminate costly packing, shipping and handling charges, reduce working capital needs, and foster the development of long-term manufacturing and distribution relationships.

We believe that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. We spent an aggregate amount of approximately $46.0, $33.5 and $30.9 million in 2005, 2004 and 2003, respectively, on capital expenditures. We estimate that the capital expenditures required to maintain our current facilities are approximately $8.0 to $10.0 million annually. Additional capital expenditures beyond this amount are required if we choose to expand capacity, implement significant cost saving programs, or spend additional capital at a customer’s request in order to grow the relationship.

Distribution. At our 37 stand-alone domestic plants, we ship our products by common carrier to our customers. In general, these plants are located within a 250 to 300 mile radius of the customers for which we manufacture containers. At our seventeen on-site plants, our operations are usually integrated with the customer’s manufacturing operations so that we can make deliveries, as needed, directly to the customer’s conveyor lines. A number of the on-site locations sell products to outside customers as well.

Raw Materials

Our principal raw materials include HDPE, PC, PP and PET resins, although we use other materials in our manufacturing operations, such as ethyl vinyl alcohol, resin colorant, corrugated boxes, shipping materials, pallets, labels and inks. Generally, we obtain raw materials from several sources in order to ensure an economical, adequate and timely supply, and we are not dependent on any single supplier for any of these materials. Although we believe our access to raw materials is generally reliable, there can be no assurances that we will have an uninterrupted supply of raw materials at competitive prices. While our net sales are affected by fluctuations in resin prices, our gross profit over time is generally unaffected by these changes because industry practice and our contractual arrangements with certain of our customers permit or require us to pass through these cost changes. We may not, however, always be able to pass through these changes in raw material costs in a timely manner or at all due to competitive pressures. Based on management’s view of the relationship with our raw material suppliers, we believe that adequate quantities of key raw materials will be available to fulfill our needs.

Employees

At December 31, 2005, we employed approximately 3,300 people. Approximately 900 of these employees were hourly workers covered by collective bargaining agreements, which expire between June 1, 2006 and August 14, 2008. Given the seasonal peaks of some of our product lines (e.g. water and household chemicals), we expect to continue to employ additional full-time, temporary, and seasonal workers as needed to meet production demands. We have not had any material labor disputes since the formation of the Company, and we consider our current relations with employees to be in good standing.

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

On or about June 24, 2004, we received a document production subpoena initiated by the Federal Environmental Protection Agency (“EPA”), Criminal Investigation Division, regarding removal of about 300 linear feet of asbestos-containing materials that occurred during a 2003 partial renovation of the Company’s property at 6300 Strawberry Lane, Louisville, Kentucky. After reviewing our response, the EPA informed us that it had decided not to pursue the matter. On or before February 17, 2005, we received a Notice of Violation from the Louisville-Jefferson County Air Pollution Control District (“APCD”) regarding the same removal activities, alleging a $68,400 civil penalty, and inviting the Company to enter into a settlement agreement, known as an Agreed Board Order. Subsequently, we entered into an Agreed Board Order with APCD settling the alleged violations without admission of any wrongdoing.

During 2005, we received correspondence from the EPA and/or private parties relating to five separate Superfund sites – (1) the Federal HIMCO Dump Superfund Site, Elkhart, Indiana, (2) the Duane Marine Superfund Site, Perth Amboy, New Jersey, (3) the Lammers Barrel Factory Superfund Site, Beaver Creek, Ohio, (4) the Malone Service Company Site in Texas City, Texas and (5) the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”). Such correspondence invited us to participate in activities being pursued by potentially responsible parties (“PRPs”) with respect to these sites including, for example, joining a PRP group, financing cleanup work being conducted by a PRP group, etc.

In matters (1) through (4) in the preceding paragraph, the Company received the correspondence as the alleged successor to the interests of Continental Can Company (“Continental Can”). As the successor in interest to certain of Continental Can’s assets and liabilities, we investigated each of these matters to determine whether or not we have any responsibility with respect to the sites. In each case, as a result of these investigations, we either submitted a response indicating the Company’s belief that we are not responsible for any potential Continental Can liability at such sites and/or declined to pay requested amounts. We have not received replies to such responses. We cannot estimate with certainty the ultimate legal and financial liability with respect to any of the foregoing matters but believe, based on our examination of these matters, experience to date and discussions with counsel, that any ultimate liability will not be material to our financial position, results of operations or cash flows.

In matter (5) above (i.e., the Spectron Site), on or about July 22, 2005, we received a de minimis settlement agreement proposal from the EPA, offering to resolve the Company’s alleged liability for the site for payment of $5,955. The EPA’s settlement proposal was addressed to “RXI Plastics, Inc. (Continental Plastics)” in care of “Consolidated Container Company.” On August 18, 2005, without admitting any liability for Continental Plastics, RXI Plastics or the Spectron Site, and despite our belief that we are not responsible for this site, we notified the EPA of our agreement to enter into this de minimis settlement. We are waiting for notification from the EPA confirming the entry of a Consent Decree effecting the settlement. Such confirmation would, we believe, eliminate any further legal or financial liability with respect to this site.

On or about January 10, 2006, we received notice that we were being impleaded as a third-party defendant in DMJ Associates, LLC v. Capasso, et al., a lawsuit in the United States District Court for the Eastern District of New York. In this case, third-party plaintiff Exxon Mobil is seeking contribution from Consolidated Container Company, as alleged successor in interest to Continental Can, for costs incurred pursuant to a settlement that Exxon entered into after being sued by DMJ Associates under the provisions of CERCLA. The site at issue is located in Queens, New York. However, Consolidated Container Company is not the successor in interest to Continental Can at the Queens, New York site, or at any site near the Queens site. As such, we believe that we are not responsible for this site and have requested dismissal from the suit.

The Company has also been made a party, improperly we believe, to several private lawsuits involving alleged asbestos exposure and hearing loss. The basis for our presence in these lawsuits was the plaintiffs’ mistaken belief that Consolidated Container Company was the successor in interest for all former Continental Can sites. Because Consolidated Container Company is the successor in interest for only a fraction of the former Continental Can sites, none of which have been involved in the asbestos and hearing loss cases thus far, we have provided evidence that we are not the successor in interest to the sites at issue and have requested dismissal from these suits. At this time, the court has voluntarily dismissed us from the following lawsuits: Rauen v. A.W. Chesterton, et al. (involving alleged asbestos exposure at a site in Chicago, Illinois); and Anderson v. Smurfit-Stone Container Enterprises, et al. (involving alleged hearing loss at a site in Hodge, Louisiana). At this time, a motion has been filed seeking to voluntarily dismiss us from the following lawsuit, but no order has been entered: Powell v. American Standard, Inc., et al. (involving an alleged exposure site in Augusta, Georgia). At this time, we are still a party to the following asbestos lawsuits, but it is our position that we were improperly made a party, as we have no responsibility for the alleged exposure sites: Holmes v. Allied Manufacturing Company, Inc., et al. (involving an alleged exposure site in Hopewell, Virginia); Hutchinson v. Georgia-Pacific Corporation, et al. (involving an alleged exposure site in Hodge, Louisiana).

Although compliance with environmental laws and regulations requires ongoing expenditures and clean-up activities, our capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2005 and are not expected to be material in 2006. Additionally, our capital expenditures related to safety were not material in 2005 and are not expected to be material in 2006. We believe that we are in material compliance with all applicable national, state, provincial and local environmental and safety laws and regulations. We are currently not engaged in any clean-up activities required by governmental regulatory authorities under environmental laws and regulations.

Online Publication Reports

As soon as reasonably practicable following their electronic filing with the Securities and Exchange Commission, our Annual Reports on Form 10-K, as well as all subsequent periodic reports on Forms 10-Q and 8-K, will be available free of charge on our website. Our internet address is www.cccllc.com.

ITEM 1A. RISK FACTORS

Risk Factors

Key factors that may have a direct bearing on our results and financial condition include, but are not limited to, the following:

Fluctuations in raw material prices and raw material availability may affect our results.

We face the risk that our access to some raw materials may be interrupted or that we may not be able to purchase these raw materials at prices that are acceptable to us. We use large quantities of HDPE, PC, PP and PET resins in manufacturing our products. In general, we do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. Although generally we are able to pass changes in the prices of raw materials through to our customers over a period of time, we may not always be able to do so or there may be a lag between the time our costs increase and the time we pass those costs through to our customers. We cannot assure you that we will be able to pass through all future raw material price increases in a timely manner. Any limitation on our ability to pass through price increases on a timely basis could negatively affect our results of operations.

We depend on several large customers, the loss of which could have a material adverse effect on us. In addition, because many of our customers’ contracts are requirements contracts, we face the risk that they will purchase less than we anticipated.

For the year ended December 31, 2005, our largest customer accounted for approximately 14% of our container sales, and our ten largest customers accounted for approximately 47% of such sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. Furthermore, many of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we generally face the risk that the customers will not purchase expected amounts of the products covered under contracts. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business, and we cannot guarantee that we will be able to successfully renew these contracts as they expire.

We have supply agreements with Dean Foods for HDPE bottles, PET bottles and bottle components. The HDPE and PET bottle supply agreements are scheduled to expire on July 2, 2006, and the bottle components agreement is scheduled to expire on December 31, 2006. We cannot guarantee that we will be able to successfully renew these contracts as they expire. If we are unable to do so, our results of operations could be negatively impacted.

We face considerable competitive risk.

We face substantial competition throughout our product lines from a number of well-established businesses operating nationally and from firms operating regionally. Several of these competitors are larger and/or have greater financial resources than we do. Our primary national competitors include Constar International, Graham Packaging, Liquid Container, Plastipak Packaging, Ring Technologies and Silgan Holdings. In addition, we face substantial competition from a number of companies with significant in-house bottling and blowmolding capacity, such as Nestle Waters North America, and Dean Foods. We cannot assure you that we will be able to compete effectively or that our competition will not cause our revenues or profitability to decrease.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our senior subordinated notes and our senior secured discount notes, which we refer to together as the notes, and our other indebtedness. We may also borrow additional debt under our senior credit facility, increasing the risks discussed below. Our substantial leverage could have significant consequences including:

•	making it more difficult for us to satisfy our obligations with respect to the notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a possible competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants in our notes and our other indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

The indentures governing our outstanding indebtedness and our senior credit facility contain restrictive covenants that limit our ability to:

•	make certain restricted payments;

•	incur additional debt or issue preferred equity;

•	pay dividends or make distributions on our equity interests or repurchase our equity interests;

•	repurchase subordinated indebtedness;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens on our assets to secure debt;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another company;

•	sell, lease or otherwise dispose of all or substantially all of our assets;

•	enter sale and leaseback transactions; and

•	make capital expenditures above specified levels.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our other indebtedness and our senior credit facility contain other and more restrictive covenants that prohibit us from prepaying our other indebtedness, including the notes. Our senior credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to such indebtedness, including the notes. Upon the occurrence of an event of default under our senior credit facility or such other indebtedness, the lenders or holders of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other debt, including the notes.

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

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under our senior credit facility or otherwise in amounts sufficient to enable us to pay the notes or our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility and the notes, on commercially reasonable terms or at all.

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

We are subject to a broad range of national, state, provincial, international and local environmental laws and safety regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. Compliance with these laws and regulations can require significant capital expenditures and operating expenses. These laws and regulations can be complex and may change often, making it difficult to maintain compliance, and violations of these laws and regulations may result in substantial fines and penalties. In addition, environmental laws such as CERCLA, also known as “Superfund” in the United States, impose strict, and in some cases joint and several, liability on specified parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources, at a wide range of properties. As a result, contamination at properties that we formerly owned or operated, as well as contamination at properties that we currently own or operate or contamination at properties to which we may have sent hazardous substances may result in our liability under environmental laws. As a manufacturer, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. We could, in the future, incur a material liability arising from the costs of complying with environmental laws, claims concerning non-compliance, or liability from contamination.

In addition, a number of governmental authorities both in the United States and abroad have considered or are expected to consider legislation aimed at reducing the amount of plastic wastes disposed. Proposed legislation has included mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing levels of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise negatively impact our business.

Rapid changes in available technologies could render our products and services obsolete.

Significant technological advances could render our existing technology or our products obsolete. The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. We attribute much of our sales to our existing technology, and our ability to compete may dissipate if our technology becomes obsolete. If we are unsuccessful in responding to these developments or do not respond in a cost-effective manner, our sales and profitability may decline. To be successful, we must adapt to changing markets by continually improving our products and services and by developing new products and services to meet the demand of our customers.

Our business is exposed to products liability risk and negative publicity of our customers.

Our business entails products liability risk. Currently, we maintain approximately $51 million of insurance for general liability claims, which include bodily injury, property damage and most product liability claims. The amount and scope of our insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, products liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. Accordingly, we cannot assure you that we have, or will continue to have, adequate insurance coverage against possible products liability claims against us. In addition, our customers are exposed to products liability risk and possible negative publicity concerning their products for which they use our containers, which could cause us to lose those customers as well as future customers.

The interests of our controlling equity holders, Vestar Capital Partners III and Dean Foods Company, may conflict with the interests of our noteholders.

The interests of Vestar Capital Partners III, L.P. (“Vestar Capital Partners III”) and Dean Foods, the ultimate controlling equity holders of Holdings, our parent company, may conflict with the interests of the holders of our outstanding notes. For example, Vestar Capital Partners III and Dean Foods, as equity holders, may have an incentive to increase the value of their equity investment or cause us to distribute funds at the expense of our financial risk and our ability to make payments on the outstanding notes. Each of Vestar Capital Partners III, through affiliates which it controls, and Dean Foods, through its indirect ownership, is able to veto most major decisions regarding our management and operations. In addition, Vestar Capital Partners III, through affiliates which it controls, has the power to elect a majority of the management committee and appoint new officers and management and, therefore, will effectively control major decisions regarding our operations. We cannot assure you that the interests of either Vestar Capital Partners III or Dean Foods will not conflict with the interests of the holders of our outstanding notes.

We are dependent on several key senior managers, the loss of whom could have a material effect on our business and development.

We have several key personnel, the loss of whom could have a material adverse effect on our business. The loss of the services provided by Jeffrey M. Greene, our President and Chief Executive Officer, among others, could interrupt our business before we are able to find a suitably qualified and experienced replacement.

Employee slowdowns, strikes and similar actions could have a material adverse effect on our business and operations.

At December 31, 2005, we employed approximately 3,300 people. Approximately 900 of these employees were hourly workers covered by collective bargaining agreements, which expire between June 1, 2006 and August 14, 2008. In addition, the transportation and delivery of raw materials to our manufacturing facilities and of our products to our customers by union members is critical to our business. A prolonged labor dispute, slowdown, strike or similar action could have a material adverse effect on our business and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We use various owned and leased properties located throughout the United States, Canada, and Mexico for our manufacturing plants, corporate headquarters, warehouses, technical center and sales offices. At December 31, 2005, we had 57 manufacturing plants, 12 of which we owned and 45 of which we leased.

The table below lists the location of our active manufacturing and other facilities (by region in the United States and by country and, within region and country, in alphabetical order), along with related information, in each case as of December 31, 2005.

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
Northeast
New Britain, Connecticut	5,500	Leased	Manufacturing	✓
Windsor, Connecticut	58,000	Leased	Manufacturing
Portland, Maine	5,000	Leased	Manufacturing	✓
Franklin, Massachusetts	55,000	Leased	Manufacturing
Franklin, Massachusetts	24,300	Leased	Manufacturing	✓
Marlborough, Massachusetts	4,600	Leased	Manufacturing	✓
Hampstead, New Hampshire	42,000	Owned	Manufacturing
Elizabeth, New Jersey	40,000	Owned	Manufacturing
Monroe Township, New Jersey	62,000	Owned	Manufacturing
Batavia, New York	21,700	Leased	Manufacturing
Rochester, New York	65,000	Owned	Manufacturing
Allentown, Pennsylvania	80,000	Leased	Manufacturing
Berwick, Pennsylvania	197,000	Owned	Manufacturing
Breinigsville, Pennsylvania	8,500	Leased	Manufacturing	✓
Lancaster, Pennsylvania	18,100	Leased	Manufacturing	✓
Leetsdale, Pennsylvania	42,000	Leased	Closed Facility
New Castle, Pennsylvania	92,000	Owned	Manufacturing
Oil City, Pennsylvania	96,000	Owned	Manufacturing
Penn Township Kelton, Pennsylvania	36,400	Leased	Manufacturing
Verona, Pennsylvania	90,200	Leased	Manufacturing
York, Pennsylvania	32,000	Leased	Manufacturing	✓

Mid-Atlantic
Baltimore, Maryland	151,000	Owned	Manufacturing

Southeast
Lakeland, Florida	218,000	Leased	Manufacturing
Tampa, Florida	22,500	Leased	Manufacturing
Zephyrhills, Florida	7,400	Leased	Manufacturing	✓
Atlanta, Georgia	85,000	Leased	Manufacturing
Atlanta, Georgia	39,105	Leased	Engineering & Development Center
Atlanta, Georgia	21,205	Leased	Corporate Office
McDonough, Georgia	4,000	Leased	Manufacturing	✓
Greensboro, North Carolina	30,000	Leased	Manufacturing

South
Demopolis, Alabama	44,000	Owned	Warehouse
Demopolis, Alabama	98,000	Owned	Closed Facility
West Memphis, Arkansas	67,000	Leased	Manufacturing
Kentwood, Louisiana	10,000	Leased	Manufacturing	✓
Memphis, Tennessee	42,000	Leased	Manufacturing
Dallas, Texas	45,000	Leased	Manufacturing
Fort Worth, Texas	8,000	Leased	Manufacturing	✓
Grand Prairie, Texas	9,000	Leased	Debagging Operation
Houston, Texas	80,000	Leased	Manufacturing
Houston, Texas	122,800	Leased	Warehouse
Katy, Texas	10,000	Leased	Manufacturing	✓
Sherman, Texas	101,000	Leased	Manufacturing

Location of Facilities	Size in Square Feet	Owned or Leased	Principal Use	On-Site
Mid-West
DuPage, Illinois	104,000	Leased	Manufacturing
DuPage, Illinois	38,900	Leased	Warehouse
Elk Grove, Illinois	181,400	Leased	Manufacturing
Elk Grove, Illinois	26,890	Leased	Sales & Marketing Office
Harvard, Illinois	126,300	Leased	Manufacturing
Lenexa, Kansas	173,000	Leased	Manufacturing
Omaha, Nebraska	11,500	Leased	Accounting Center
Columbus, Ohio	8,600	Leased	Manufacturing	✓
Springdale, Ohio	130,000	Leased	Manufacturing
Warren, Ohio	17,000	Owned	Manufacturing

West
Phoenix, Arizona	59,760	Leased	Warehouse
Phoenix, Arizona	44,000	Owned	Manufacturing
Anaheim, California	161,000	Leased	Manufacturing
Carson, California	58,900	Leased	Manufacturing
Chino, California	104,448	Leased	Manufacturing
City of Industry (Railroad), California	22,000	Leased	Manufacturing	✓
City of Industry (Samuelson), California	135,100	Leased	Manufacturing
Ontario, California	40,000	Leased	Manufacturing	✓
Riverside, California	17,000	Leased	Manufacturing	✓
Santa Ana, California	103,000	Owned	Manufacturing
Tracy, California	160,000	Owned	Manufacturing
Union City, California	15,000	Leased	Manufacturing	✓
Tukwila, Washington	67,000	Leased	Manufacturing

Canada
Mississauga, Ontario	34,800	Leased	Manufacturing

Mexico
Irapuato	25,000	Leased	Manufacturing
Mexico City	24,300	Leased	Manufacturing

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

On May 18, 2005, we initiated suit in the United States District Court for the Western District of Tennessee against customer Warren Unilube for Warren’s anticipated breach of contract. In the suit, we contend that a contract we entered into with former customer Coastal Unilube was assigned to Warren Unilube by Coastal and that Warren is therefore bound by the contract until at least December 31, 2007. Warren, however, had indicated to us in early 2005 that it intended to stop purchasing from us before the December 2007 date. We have obtained an injunction against Warren, such that it is now under court order to continue purchasing from us according to the contract until a trial is held on the matter. Warren represents the significant share of the sales volume at our West Memphis facility, with the facility totaling $14.7 million in sales in 2005. Sales to Warren were also recognized out of our Memphis facility in 2005.

We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed in Item 1 under the heading “Environmental, Health and Safety Matters.” We cannot estimate with certainty the ultimate legal and financial liability with respect to these matters but believe, based on our examination of these matters, experience to date and discussions with counsel, that any ultimate liability will not be material to our financial position, results of operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our member units, and as of March 8, 2006, there was one holder of record, Holdings. For a list of certain holders of the member units of Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Annual Report on Form 10-K.

We are required to make tax distributions to holders of member units for reimbursement of tax obligations. There were no distributions to our sole member, Holdings, during the year ended December 31, 2005. The indentures, as described below, under which the Company and Consolidated Container Capital issued their notes, as well as the senior credit facility of the Company, contain restrictions on our ability to pay dividends to Holdings.

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA

The following table presents selected historical financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 of the Company.

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

Selected Historical Consolidated Financial Data

(Amounts in millions)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Net sales	$846.4	$761.3	$739.8	$746.5	$783.4
Cost of goods sold	760.4	670.7	647.5	654.1	690.9

Gross profit	86.0	90.6	92.3	92.4	92.5
Selling, general and administrative expenses	42.9	41.6	47.2	51.3	49.1
Amortization expense	0.9	—	1.3	2.5	14.0
Restructuring charges (a)	—	—	—	0.1	3.5
Goodwill impairment (b)	—	—	—	290.0	—
Contract dispute settlement and other (c)	—	—	—	—	6.6
Loss on disposal of assets	4.6	5.4	4.4	1.7	—

Operating income (loss)	37.6	43.6	39.4	(253.2)	19.3
Interest expense, net (d)	55.5	59.5	56.8	47.2	50.5

Loss before income taxes	(17.9)	(15.9)	(17.4)	(300.4)	(31.2)
Income tax (benefit) expense	(0.9)	0.3	—	—	—

Net loss	$(17.0)	$(16.2)	$(17.4)	$(300.4)	$(31.2)

Other Data:
Net cash flows from operating activities	$45.5	$16.9	$13.7	$38.1	$43.4
Net cash flows from investing activities	(52.8)	(26.1)	(28.7)	(34.1)	(15.8)
Net cash flows from financing activities	0.5	(14.8)	21.8	19.2	(35.2)
Depreciation and amortization	44.3	39.0	39.8	38.3	48.4
Capital expenditures	46.0	33.5	30.9	33.2	44.1
Cash paid during the period for interest (e)	35.7	47.3	42.8	42.3	48.6
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1.1	$7.9	$31.6	$24.4	$1.2
Working capital	34.8	41.3	15.1	(61.4)	(39.0)
Total assets	701.1	677.5	697.1	691.5	965.0
Total debt	587.1	563.9	602.4	577.0	554.0
Total member’s (deficit) equity	(86.8)	(68.0)	(95.4)	(83.6)	234.0

(a)	Restructuring charges were recognized in connection with plans to consolidate certain manufacturing and administrative functions and facilities. The charges consisted of severance and other personnel-related costs, facility closing costs and remaining obligations under noncancelable operating leases.
(b)	The goodwill impairment charge in 2002 was pursuant to management’s transitional goodwill impairment test under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The charge resulted because we amended our financial covenants and senior debt amortization schedule, received an additional term loan in the amount of $35.0 million, and had a significant portion of business come up for renewal. Additionally, at December 31, 2002 management refined its view of future operational improvements and growth prospects, and market trading multiples for publicly traded peer companies had declined.
(c)	Contract dispute settlements and other represents customer related charges.
(d)	Represents interest expense, net of interest income.
(e)	Cash paid during the period for interest excludes amortization of deferred financing fees.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements elsewhere in this report describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, worker’s compensation and benefit plan accruals, goodwill impairment analysis, provisions for closed facilities, and other contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is based on our assessment of how much of specific customer accounts will be collected and what portion of the remaining customer accounts will not be collected. Our specific review is focused on our significant customers and overdue balances. Our review of the remaining, smaller individual customer balances is based on historical rates of default and other economic and industry information which may impact our customers’ collective ability to pay. If there is an unanticipated deterioration of a major customer’s credit worthiness or if actual defaults are higher than our historical experience, the actual recoverability of amounts due us could differ from our estimates and adversely affect our financial results.

Worker’s Compensation Reserve — A reserve for worker’s compensation claims is established based on claim count/severity information and historical loss trends. If actual claims experience related to claims incurred on or before December 31, 2005 deviates significantly from historical loss trends, our expense could be affected and adversely affect our financial results.

Employee Retirement Plans — Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, extensive use is made of advice from actuaries and assumptions are made about inflation, investment returns, mortality, employee turnover, and discount rates that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying financial statements related to these retirement plans are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates and adversely affect our financial results. As of December 31, 2005, a change of 25 basis points in the discount rate would change the pension plan obligation by approximately $2.8 million and the pension plan expense for the 2006 fiscal year by approximately $0.3 million.

Goodwill — We test goodwill for impairment annually, on December 31, and between annual measurement dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Our assessment of goodwill is based on the requirements of SFAS 142, which requires management to estimate the fair value of the Company (as we have only one reporting unit) and if applicable the fair value of our assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. Any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

Impairment of Long-Lived Assets — We periodically test our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, long-lived assets, such as property, plant, equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We adopted SFAS 144 on January 1, 2002, and such adoption did not have a material affect on our consolidated financial statements. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Loss Contingencies — We are subject to the possibility of various loss contingencies arising in the ordinary course of business. When determining loss contingencies, we consider the likelihood of the loss or impairment of an asset, the likelihood of the incurrence of a liability, and our ability to reasonably estimate the amount of any loss. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Overview of 2005 Results. The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2005. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements or our condensed consolidated financial statements and notes thereto included elsewhere in this annual report.

•	In 2005, we saw another steep increase in the price of our primary raw material, resin. Following the previously unprecedented increases in 2004 in the published index prices for HDPE resin, in 2005 these index prices rose $0.32 per pound during the year and offset decreases at the beginning and the end of the year to finish with a net increase of $0.18 per pound, or approximately 30%, from the beginning of the year.
•	Although volumes were slightly lower in 2005 as compared to 2004, this was due to the closure and sale of several plants in 2005 and 2004 as volumes on a same facility basis increased versus the prior year.
•	Operating income declined in 2005 primarily as a result of the benefit in 2004 from the termination of a portion of our retiree benefit plan.

Net Sales. Net sales increased by approximately $85.1 million, or 11.2%, to $846.4 million for the year ended December 31, 2005 from $761.3 million in the year 2004. Excluding the estimated impact of higher average resin prices during 2005, we estimate that sales would have been approximately $751.9 million, a decrease of 1.2% from 2004. This decrease was primarily attributable to volume declines from the sale or closure of several plants (four in 2005 and seven in 2004) and, to a lesser extent, a decline in demand from some of our water and motor oil customers. This was partially offset by the continued commercialization of new business and the acquisitions of STC and Mayfair.

Gross Profit. Gross profit was $86.0 million in 2005, compared to $90.6 million in 2004. The decrease in gross profit was primarily attributable to the lower volume mentioned above, as a result of the closed and sold facilities, along with higher delivery and depreciation expenses, offset somewhat by lower total labor cost and lease expense.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance and accounting, and human resources). SG&A expense increased by $1.4 million to $42.9 million, or 3.3%, from $41.5 million in 2004. This change resulted from a $4.9 million credit to post-retirement expenses caused by the termination of three out of five components of our post-retirement benefit plans in September 2004 and increased severance charges in 2005 due to the cost management initiatives implemented in the second quarter. Partially offsetting the increase was a decrease in incentive compensation of $1.7 million and lower salary expense resulting from our reorganization in the second quarter of 2005.

Amortization Expense. Amortization expense primarily includes the amortization of acquired contracts and non-compete agreements. Amortization expense for 2005 was $0.9 million compared to less than $0.1 million in 2004. The change was primarily attributable to the amortization recorded for the intangible customer lists, intangible customer order backlogs, and non-compete agreements that resulted from our purchases of STC and Mayfair.

Loss on Disposal of Assets. Loss on disposal of assets for 2005 was $4.6 million, compared to $5.4 million for the same period of 2004. The loss in 2005 was primarily due to a $2.6 million loss on disposal of assets from an on-site facility we had operated at a customer’s Kansas City, Kansas facility, a $0.9 million impairment charge recognized in relation to assets held at our used equipment warehouse, and losses accumulating to approximately $0.3 million related to closed and sold facilities. The loss during the same period in 2004 was primarily due to the sale of five plants for an aggregate loss of $1.7 million and a $1.8 million impairment charge related to assets held at our used equipment warehouse.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes, promissory notes and the amortization of deferred financing fees. Interest expense decreased by approximately 6.6%, or $3.9 million, to $55.5 million in 2005 from $59.4 million in 2004. This decrease is primarily due to the write-off of deferred financing fees in 2004 related to our former senior credit facility, which totaled $6.5 million, lower amortization of deferred financing costs of $1.0 million and lower average revolver borrowings. This was partially offset by higher interest rates on floating rate debt.

Income Tax (Benefit) Expense. Income tax benefit was $0.8 million in 2005, compared to an expense of $0.3 million in 2004. An $0.8 million income tax benefit net of income tax expense was recorded in 2005 due to net losses incurred by our wholly owned foreign and domestic subsidiaries that are subject to income tax. The 2004 expense is due to the taxes incurred in association with the sale of our Puerto Rico facility and net income taxes assessed on earnings and losses of our wholly owned foreign subsidiaries that are subject to income tax.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Overview. In 2004, we saw an unprecedented increase in the price of our primary raw material, resin. The published index prices for HDPE resin, for example, increased $0.22 per pound (or approximately 44%) in 2004, which was in addition to the $0.10 per pound increase in 2003. The steep rise in resin price contributed to slightly lower volumes in 2004 as compared to 2003, as did the closure and sale of several plants in 2004. Despite the lower volumes and the competitive price environment, sales increased, in part due to our effective pass through of raw material costs. Further, operating income improved in 2004 compared to 2003, mainly driven by the termination of a portion of our retiree benefit plan.

Net Sales. Net sales increased by approximately $21.5 million, or 2.9%, to $761.3 million for the year ended December 31, 2004 from $739.8 million in the year 2003. Excluding the estimated impact of higher average resin prices during 2004, sales would have been approximately $717.7 million, a decrease of 3.0% from 2003. This decrease was primarily attributable to the sale or closure of several plants (seven in 2004 and two in 2003), relatively weak demand at our water plants, lower resin brokering revenue and modest declines in volume with a few key customers. Additionally, some price declines with customers in 2003 negatively impacted the 2004 results; these negative factors were, however, substantially offset by increased volumes related to the commercialization of many new business projects in 2004.

Gross Profit. Gross profit was $90.6 million in 2004, compared to $92.3 million in 2003. The decrease in gross profit was primarily attributable to the lower volume mentioned above, along with higher delivery and employee benefits expense, offset somewhat by lower total labor cost and lease expense.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $5.6 million to $41.5 million in 2004, or 11.9%, from $47.2 million in 2003. This change resulted from a $4.9 million credit to post-retirement expenses caused by the termination of three out of five components of our post retirement benefit plans, announced in September 2004, costs of approximately $1.8 million incurred in 2003 to relocate our engineering and development center to Atlanta, Georgia, and overall lower spending levels resulting from our cost management initiatives implemented in the second half of 2003, impacting areas such as salary and benefits, third-party contractor fees, travel, lease expense and various other expenses. These improvements were partially offset by an increase in incentive compensation expense of $1.5 million.

Amortization Expense. Amortization expense for 2004 decreased by approximately $1.3 million, or 97.5%, compared to the same period in 2003. The change was primarily attributable to the completion of our amortization of the supply agreement related to our purchase of the remaining 49% of Reid Mexico, S.A. de C.V. at the end of 2003.

Loss on Disposal of Assets. Loss on disposal of assets for 2004 was $5.4 million, compared to $4.4 million for the same period of 2003. The loss related to 2004 was primarily due to the sale of five plants for an aggregate loss of $1.7 million and a $1.8 million impairment charge related to assets held at our used equipment warehouse. The loss during the same period of 2003 was primarily attributable to disposals of assets related to one project and the disposal of financial systems taken out of service in 2003 due to the implementation of a new system.

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

Income Tax Expense. Income tax expense was $0.3 million in 2004. This expense is primarily due to the taxes incurred in association with the sale of our Puerto Rico facility.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in 2005 was $45.5 million, compared to $16.9 million in 2004, an improvement of $28.6 million, which was caused by a number of factors. The change was primarily due to a decrease in inventory as a result of declines in resin availability in the fourth quarter of 2005 compared to a build of inventory in the same period of 2004, an $8.9 million impact from the May 2004 payment of deferred interest and fees on our former senior credit facility, and a $4.9 million reduction in the post-retirement accrual caused by the termination of three out of five of our component post-retirement benefits plan in September 2004. Partially offsetting the increase in cash provided by operating activities was an increase in accounts receivable due to an increase in days sales outstanding, primarily caused by an increase in sales to two large customers with extended terms, the restructuring of certain vendor rebates during 2004 resulting in a cash improvement, and shortened payment terms in 2005 with a significant vendor.

Cash used in investing activities in 2005 was $52.8 million, compared to $26.1 million in 2004. The change was primarily due to the $5.3 million net payment for the acquisition of STC, the $5.5 million net payment for the acquisition of Mayfair, and the $3.3 million net payment for the acquisition of SVP. Capital expenditures increased $4.2 million mainly due to lease buyouts, as well as cost savings projects related to automation and energy usage.

Cash provided by financing activities in 2005 was $0.4 million, a change of $15.2 million compared to the net cash used in financing activities of $14.8 million during 2004. This was primarily due to the principal payments on debt made during May 2004 related to the payoff of the former senior credit facility totaling $385.8 million and significantly reduced revolver borrowings during 2005 compared to 2004. The Company entered into a new senior credit facility in May 2004 that included a $220.0 million term loan. The Company also issued senior secured discount notes as a part of the May 2004 refinancing, which generated net proceeds of approximately $150.1 million, and the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At December 31, 2005, we had $2.9 million funded borrowings outstanding on the revolving credit facility, and $12.3 million was reserved for outstanding standby letters of credit, leaving $29.8 million available for future borrowings. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly principal installments of $550,000 that commenced September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

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

In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facility ranging from 0.50% to 0.75% on an annual basis dependent on its senior secured term debt leverage ratio, payable quarterly in arrears. The fee percentage at December 31, 2005 was 0.75%.

The senior credit facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended December 31, 2005.

Senior Secured Discount Notes—In May 2004 the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of December 31, 2005, the accreted value of the bonds, upon which interest expense was calculated, was $177.7 million. The notes will mature on June 15, 2009.

Unless the Company elects to accrue and pay cash interest as described below, the interest on the notes, combined with the initial proceeds, will accrete to $207.0 million during the period from the issue date of the notes until June 15, 2007 at a rate of 10 3/4% per annum, compounded semiannually on June 15 and December 15 of each year. After June 15, 2007, the Company is required to accrue and pay cash interest on the notes semi- annually on June 15 and December 15 at a rate of 10 3/4% per annum, with cash interest payments in arrears commencing on December 15, 2007.

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

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At December 31, 2005, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the acquisitions that occurred during 2005.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a rate of 2.9% per annum and are guaranteed by the Company. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to the Company’s acquisition of Mayfair, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes became the obligation of STC. The $2.0 million note bears interest at a rate of 6.0% per annum, and STC is required to repay principal and interest in two equal installments on July 1, 2006 and July 1, 2007. The $0.7 million note bears interest at a rate of 3.5% per annum. All outstanding and unpaid principal and interest are due and payable by STC on March 15, 2006. These notes are guaranteed by the Company.

The Company, its officers, principal shareholders or affiliates thereof may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at December 31, 2005, future funds generated by operations and future borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2006.

We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of December 31, 2005 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt (a)	$612,946	$3,871	$217,075	$392,000	$—
Interest on Long-Term Debt (b)	170,800	36,675	104,386	29,739	—
Operating Leases (c)	96,909	16,883	29,874	23,284	26,868
Pension Obligation (d)	26,412	6,189	10,641	6,798	2,784
Revolving Credit Facility (e)	2,900	2,900	—	—	—
Capital Leases	591	197	272	122	—

Total Contractual Cash Obligations	$910,558	$66,715	$362,248	$451,943	$29,652

	Commitment Expiration per Period
Other Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Credit Facility (e)	$29,823	$29,823	$—	$—	$—
Standby Letters of Credit	12,277	12,277	—	—	—

Total Commercial Commitments	$42,100	$42,100	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of December 31, 2005, the unamortized discount on that debt was $29.3 million, leaving the total book value of long term debt including capital lease obligations, at $584.2 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes and senior subordinated notes is included herein.
(b)	Interest on long term debt includes interest on our fixed and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of December 31, 2005 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under non-cancelable subleases.
(d)	We have only estimated cash obligations related to our pension plan for seven years, as it is not practicable to estimate thereafter.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of December 31, 2005, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R is effective for the Company beginning January 1, 2006.

Contrary to requirements as of December 31, 2005 and as a part of determining compensation expense, the Company will now be required to assess volatility of financial variables and estimate the number of options expected to ultimately vest at the date of grant. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company is currently evaluating this transition method.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123R. In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS 123R, and does not anticipate that the implementation of this statement will have a significant impact on its results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that the term conditional asset retirement obligations, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We assessed the impact of the interpretation on our financial statements and determined that the impact of the interpretation did not have a material impact on the financial statements.

Forward looking statements

The statements, other than statements of historical facts, included in this annual report including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements may be indicated by phrases such as “will,” “estimates,” “plans,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “foresees,” “projects,” “forecasts” or words of similar meaning or import. We have made such statements in prior filings with the Securities and Exchange Commission and in this report. Such statements are subject to certain risks, uncertainties, or assumptions, and therefore, management can make no representations or warranties as to the accuracy or reasonableness of such statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

These statements may also involve risks and uncertainties that could cause our actual results of operations or financial condition to materially differ from our expectations stated in this report including, but not limited to:

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

Any forward-looking statements made herein speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements or to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating- rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating-rate debt. A hypothetical 10.0% increase in interest rates for the year ended December 31, 2005, would have increased floating-rate interest expense by approximately $1.5 million. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2005, the estimated fair value of the senior subordinated notes was $116.6 million and the estimated fair value of the senior secured discount notes was $174.9 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed on the index at Item 15 and included herein beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2005 and 2004.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including a disclosure committee that includes the Chief Executive Officer, the Chief Financial Officer and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the disclosure committee concluded that as of such time, the disclosure controls and procedures were adequate and effective in ensuring that all information required to be disclosed in reports filed with the Securities and Exchange Commission (the “SEC”) has been properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter for the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal controls. Our management continues to review our internal controls and procedures and the effectiveness of those controls. We are continuing the efforts we began during the fourth fiscal quarter for the period ended December 31, 2004 when the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2007.

PART III

ITEM 10: MANAGEMENT COMMITTEE AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are managed by our sole member, Holdings. Holdings is managed by a management committee presently consisting of ten members. As of March 8, 2006, six of the members were appointed by or serving at the request of Vestar CCH Preferred LLC, James P. Kelley, John R. Woodard, Leonard Lieberman, B. Joseph Rokus, Stephen E. Macadam and Stephen P. Donovan Jr., and two were appointed by Franklin Plastics, Inc., Ronald H. Klein and Richard L. Robinson. Of the remaining two members, one is our chief executive officer, Jeffrey M. Greene, and one is an “independent” member, William G. Bell.

As of March 8, 2006, the members of the management committee of Holdings and our executive officers and their ages and positions are as follows:

Name	Age	Position
James P. Kelley	51	Chairman of the Management Committee
B. Joseph Rokus	51	Vice Chairman of the Management Committee
William G. Bell	59	Member of the Management Committee
Stephen P. Donovan Jr.	65	Member of the Management Committee
Ronald H. Klein	40	Member of the Management Committee
Leonard Lieberman	77	Member of the Management Committee
Stephen E. Macadam	45	Member of the Management Committee
Richard L. Robinson	76	Member of the Management Committee
John R. Woodard	41	Assistant Secretary and Member of the Management Committee
Jeffrey M. Greene	46	President and Chief Executive Officer and Member of the Management Committee
Richard P. Sehring	43	Chief Financial Officer
Robert K. Brower	57	Senior Vice President, Operations Services & Procurement
Louis Lettes	41	Senior Vice President, General Counsel and Secretary
Robert Walton	43	Senior Vice President, Beverage & Industrial Container Group
Eustace M. Horton	54	Senior Vice President, Consumer Packaging Group
Douglas A. Smith	46	Assistant Treasurer and Director of Accounting Operations

James P. Kelley has served as a member of the management committee since the closing of the Transactions and has served as Chairman of the management committee since April 2003. Mr. Kelley is President of Vestar Capital Partners, an affiliate of Vestar Capital Partners III, L.P., and was a founding partner of Vestar Capital Partners, Inc. (“Vestar Capital Partners”) at its inception in 1988. Vestar Capital Partners specializes in management buyouts, recapitalizations and growth capital investments. Mr. Kelley is a director of several companies in which Vestar Capital Partners’ investment funds have significant equity interests, including Reid Plastics Holdings, St. John Knits, Inc., and Cesari Fiorucci S.P.A.

B. Joseph Rokus has served as the Vice Chairman of the management committee since the closing of the Transactions. Since December 1998, Mr. Rokus has served as Chairman of the Boards of Directors of Reid Plastics Holdings and Reid Plastics. Between 1993 and December 1998, Mr. Rokus served as President and Chief Executive Officer of Reid Plastics Holdings and Reid Plastics. He serves on the Board of Trustees of Pepperdine University and also serves as Chairman of the Board of Packaging Plus, LLC, formerly known as Berkley Industries, a custom thermoformer that specializes in packaging for both the medical and consumer industries.

Mr. Rokus received a B.S. from Pepperdine University and an M.B.A. from the University of Southern California.

William G. Bell has served as a member of the management committee since the closing of the Transactions. Mr. Bell has been the owner and President of Aqua Filter Fresh, Inc., a bottled water and water filtration company since 1980. Mr. Bell served as the Executive Vice President of Tyler Mountain Water Co. Inc., a bottled water company, from 1985 through 2004 and remains a management committee member and minority owner. Mr. Bell was also the President of Bell Sales, Inc., a provider of high quality water coolers and water filtration systems, from 1980 to 2000. Mr. Bell is a director of Reid Plastics Holdings, Aqua Filter Fresh, Inc., Wissahickon Spring Water Company, a bottled water company, Glacier Water Services Inc., a company specializing in water filtration/treatment systems contained in outdoor and indoor vending machines, Clear Mountain Spring Water LLC, Mountain Valley Water LLC and Bell Sales, Inc. Mr. Bell also served as the Chairman of the International Bottled Water Association, an organization with which he has been affiliated since 1989. In 2002, Mr. Bell was inducted into the Beverage World Bottled Water Hall of Fame.

Stephen P. Donovan Jr. was appointed to serve on the management committee beginning January 25, 2005. Mr. Donovan spent thirty-five years with Procter & Gamble Company, a global consumer products company, where he held a variety of senior positions in marketing and general management, most recently in the position of President of the Global Beverage and North American Food & Beverage segments. He currently serves on the board of directors of Birds Eye Foods, an affiliate of Vestar Capital Partners. Mr. Donovan received a B.S. from the University of Massachusetts.

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

Leonard Lieberman has served as a member of the management committee since the closing of the Transactions. Mr. Lieberman was Chairman, President and Chief Executive Officer of Supermarkets General Corporation from 1982 to 1987 and of Outlet Communications, Inc. in 1991. Since 1995, Mr. Lieberman has served as a consultant to Vestar Capital Partners III, L.P., and its affiliates. Currently, Mr. Lieberman is a director of Sonic Corp., a chain of quick-service drive-ins in the United States, Enterprise NewsMedia LLC, which owns two daily newspapers and several weekly newspapers in the south Boston area, and Modern Bank, N.A., a New York City based institution focusing on private banking. Mr. Lieberman received a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard Business School.

Stephen E. Macadam has served as a member of the management committee since August 2001. Mr. Macadam has been the Chief Executive Officer of BlueLinx Holdings Inc. since October 2005. From August 2001 until October 2005, Mr. Macadam served as our President and Chief Executive Officer. Mr. Macadam previously served with Georgia-Pacific Corporation, an international manufacturer of building products and paper goods, where he held the position of Executive Vice President, Pulp & Paperboard, from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging, from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc., an international management consulting firm, from 1988 until 1998, culminating in the role of Principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam received a B.S. in Mechanical Engineering from the University of Kentucky, an M.S. in Finance from Boston College, and an M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. Macadam is also a director of Bluelinx Holdings Inc., a publicly held distributor of building products.

Richard L. Robinson has served as a member of the management committee since January 2000. Mr. Robinson has been Co-CEO of Robinson Dairy, LLC, a full-line milk and ice cream products company and a wholly owned subsidiary of Dean Foods, a food and beverage company in the United States, since August of 1999. From June 1975 until August 1999, Mr. Robinson was the Chairman and Chief Executive Officer of

Robinson Dairy, Inc. Currently, Mr. Robinson is a director of HCA/HealthOne, a Colorado healthcare organization. Mr. Robinson received a B.S. from Colorado State University. In December 2004, Mr. Robinson received an honorary doctorate from Colorado State University.

John R. Woodard has served as a member of the management committee since the closing of the Transactions. Mr. Woodard is a Managing Director of Vestar Capital Partners and is the co-head of Vestar’s industrial practice. He joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director in the private equity practice of The Blackstone Group, an investment and advisory firm. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is currently a director of Duff & Phelps, LLC, Solo Cup Company, Argo-Tech Corporation and Reid Plastics Holdings. Mr. Woodard is a director and a shareholder of A.P. Deauville. Mr. Woodard received a B.A. from Williams College.

Jeffrey M. Greene has served as our President and Chief Executive Officer and as a member of the management committee since October 2005. Prior to October, Mr. Greene served for two years as our Senior Vice President, Consumer Packaging Group. Mr. Greene joined the Company in 2001 as vice president of our Continental Plastic Containers division. Prior to his time at CCC, Mr. Greene served as Senior Vice President of Operations for Exopack, a producer of paper and plastic packaging, from July 1999 until February 2002. Between 1987 and 1999, Mr. Greene served in a number of positions of increasing responsibility at Union Camp Corporation, which is now a part of International Paper Company. Mr. Greene received his B.S. from Springfield College and has participated in a number of executive education programs at the Wharton School and the Kellogg School of Management.

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

Robert Walton has served as our Senior Vice President, Beverage & Industrial Container Group since October 2003. Prior to October, Mr. Walton served for two years as our Western Regional Vice President, Dairy, Water & Juice division. Mr. Walton joined the Company in January 2002 as vice president of our Western Region. Prior to his time at CCC, Mr. Walton served as General Manager, Buena Park for Georgia Pacific – Container Board and Packaging Division, a producer of linerboard and corrugated box packaging. Mr. Walton served in various capacities with Georgia Pacific including General Manager, Sales Manager, Sales Representative and Accounting Manager. He was employed at Georgia Pacific from 1989 until February 2002. Mr. Walton received his B.S. degree in Finance from the Marriott School of Management, Brigham Young University.

Eustace M. Horton has served as our Senior Vice President, Consumer Packaging Group, since January 2006. Previously, Mr. Horton served as the Segment General Manager of Automotive and Shipping Systems Specialty Packaging for International Paper since 1999. Mr. Horton held positions of increasing responsibility with Union Camp Corporation from 1983 until 1999, culminating in the role of General Manager of the Performance Products Group Container Division in Atlanta, Georgia. Mr. Horton received an A.B. in Economics from Davidson College, and an M.B.A. from the University of North Carolina.

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

Following the closing of the Transactions, the management committee established a compensation committee, which now includes Mr. Kelley, who serves as chairman, Mr. Bell and Mr. Robinson. In addition, the management committee established an audit committee, comprised of Messrs. Lieberman, as chairman, Rokus and Woodard. Since we do not currently have equity securities that are traded on a securities exchange or other quotation system, we are not required to have an audit committee financial expert. The management committee therefore has not made a determination as to whether any of the members of the audit committee qualify as a financial expert.

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

CODE OF ETHICS

We have adopted the Consolidated Container Company Code of Business Conduct, which applies to all members of our management committee, officers and employees. The standards of conduct and ethics are publicly available on our website at www.cccllc.com. If we make any substantive amendments or grants of waivers to the standards of conduct and ethics, including any implicit waivers that apply to our chief executive officer or chief financial officer, we will disclose the nature of the amendment or waiver on that website. We may also elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

In addition, the management committee adopted a Code of Business Conduct and Ethics applicable to all members of the management committee effective January 25, 2005. This Code, which is also available to the public on our website, provides guidelines on issues such as conflicts of interest, corporate opportunities and confidentiality, among others.

ITEM 11: EXECUTIVE COMPENSATION

The table below shows the compensation paid or earned by the current and former Chief Executive Officer and the four other most highly paid executive officers of Consolidated Container Company as of December 31, 2005. For all such officers, the table shows compensation during the years ended December 31, 2005, 2004 and 2003 where applicable:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Number of Securities Underlying Options(1)	All Other Compensation
Stephen E. Macadam (2)	2005	$461,752	$—	—	$7,508
President and Chief Executive Officer	2004	540,800	514,000	12,700,000	7,435
(resigned in October 2005)	2003	520,000	280,000	625,000	6,405

Jeffrey M. Greene (3)	2005	298,077	125,000	4,080,000	76,777
President and Chief Executive Officer	2004	224,769	83,000	1,920,000	476
(appointed in October 2005)	2003	205,000	90,000	35,000	402

Robert K. Brower (4)	2005	257,692	78,000	—	6,371
Senior Vice President, Operation Services	2004	249,848	129,000	1,320,000	6,062
& Procurement	2003	236,900	50,000	40,000	7,087

Richard P. Sehring (5)	2005	257,231	78,000	—	6,152
Chief Financial Officer	2004	208,769	76,000	1,320,000	5,789
	2003	200,000	40,000	35,000	5,165

Robert Walton (6)	2005	217,692	78,000	—	6,148
Senior Vice President, Beverage &	2004	208,654	61,000	1,320,000	76,106
Industrial Container Group	2003	185,769	35,000	35,000	348

Louis Lettes (7)	2005	202,692	40,000	—	6,131
Senior Vice President,	2004	189,615	50,000	330,000	5,707
General Counsel & Secretary	2003	175,000	25,000	20,000	5,470

(1)	Included for each year presented are not only those options granted during such year, but also any options that were repriced during such year. Accordingly, because all options outstanding in 2004 for these individuals were repriced, the 2004 numbers represent total outstanding options at December 31, 2004, and subsume 2003 numbers.
(2)	Mr. Macadam joined Consolidated Container Company in August 2001 and resigned in October 2005. Included in the Number of Securities Underlying Options column for Mr. Macadam are repriced options (625,000 in 2004 and 575,000 in 2003). Included in All Other Compensation for Mr. Macadam is imputed income on company provided life insurance ($950 in 2005, $1,140 in 2004 and $1,080 in 2003) and employer matching contributions for the Company-sponsored 401(k) plan ($6,558 in 2005, $6,295 in 2004 and $5,325 in 2003).
(3)

Mr. Greene joined Consolidated Container Company in January 2002. Included in the Number of Securities Underlying Options column for Mr. Greene are repriced options (35,000 in 2004 and 10,000 in 2003). Included in All Other Compensation for Mr. Greene is imputed income on company provided life insurance ($118 in 2005, $130 in 2004 and $402 in 2003), employer matching contributions for the Company-sponsored 401(k) plan ($7,000 in 2005 and $346 in 2004) and relocation expenses paid by the Company in

2005 to cover Mr. Greene’s relocation from Spartanburg, South Carolina to Atlanta, Georgia of $69,659.
(4)	Mr. Brower joined Consolidated Container Company in May 1999. Included in the Number of Securities Underlying Options column for Mr. Brower are repriced options (40,000 in 2004 and 11,000 in 2003). Included in All Other Compensation for Mr. Brower is imputed income on company provided life insurance ($354 in 2005, $389 in 2004 and $1,087 in 2003) and employer matching contributions for the Company-sponsored 401(k) plan ($6,017 in 2005, $5,673 in 2004 and $6,000 in 2003).
(5)	Mr. Sehring joined Consolidated Container Company in November 2001. Included in the Number of Securities Underlying Options column for Mr. Sehring are repriced options (35,000 in 2004 and 30,000 in 2003). Included in All Other Compensation for Mr. Sehring is imputed income on company provided life insurance ($118 in 2005, $130 in 2004 and $389 in 2003) and employer matching contributions for the Company-sponsored 401(k) plan ($6,034 in 2005, $5,659 in 2004 and $4,776 in 2003).
(6)	Mr. Walton joined Consolidated Container Company in January 2002. Included in the Number of Securities Underlying Options column for Mr. Walton are repriced options (35,000 in 2004 and 5,000 in 2003). Included in All Other Compensation for Mr. Walton is imputed income on company provided life insurance ($118 in 2005, $130 in 2004 and $348 in 2003), reimbursement of relocation expenses to cover Mr. Walton’s relocation from Anaheim, California to Atlanta, Georgia ($70,372 in 2004) and employer matching contributions for the Company-sponsored 401(k) plan ($6,030 in 2005 and $5,604 in 2004).
(7)	Mr. Lettes joined Consolidated Container Company in January 2002. Included in the Number of Securities Underlying Options column for Mr. Lettes are repriced options (20,000 in 2004 and 15,000 in 2003). Included in All Other Compensation for Mr. Lettes is imputed income on company provided life insurance ($118 in 2005, $130 in 2004 and $324 in 2003) and employer matching contributions for the Company-sponsored 401(k) plan ($6,013 in 2005, $5,577 in 2004 and $5,146 in 2003).

EMPLOYMENT AGREEMENTS

As of October 17, 2005, we entered into an employment agreement with Jeffrey M. Greene. The employment agreement provides that Mr. Greene will be employed as our President and Chief Executive Officer for a term of three years. Commencing October 17, 2008, and on each October 17 thereafter, the employment term shall be automatically extended for an additional one-year period, unless the Company or Mr. Greene provides the other with 60 days written notice of termination. From October 17, 2005, through December 31, 2006, the Company will pay Mr. Greene a base salary of $500,000 annually. Such base salary will be reviewed annually beginning January 1, 2007, and Mr. Greene shall be entitled to an increase of no less than 4% annually, subject to adjustment by the management committee and subject to earlier termination for “cause.” “Cause” includes, among other things, willful misconduct, his conviction of a felony, or his resignation without “good reason.” Mr. Greene is entitled to an annual bonus, to be determined in the discretion of the management committee, with a target of 70% of his base salary. The agreement also provides for a grant of 20 units of Bonus Pool-B of the Long-Term Incentive Plan (described below in this Item 12) and an award of an option to purchase 4,080,000 units under the CCH Option Plan (described below in this Item 12). The agreement also includes certain relocation benefits, including a $150,000 loan as a bridge from the time Mr. Greene purchases a new home near Atlanta, Georgia to the time he sells his current residence. He may also participate in any executive bonus plan and all employee benefit plans maintained by us.

In the event we terminate Mr. Greene without cause or he resigns for good reason before the employment agreement expires, Mr. Greene will be entitled to receive:

•	any payments and benefits provided under any plans or programs in which he participated before the termination;

•	payment of the base salary and annual bonus earned in the one year prior to his termination, less the present value of any other severance or termination benefits payable to Mr. Greene under any other plans of the Company; and

•	continued employee medical and life insurance plans for the term of any severance payments.

In the event of his death or permanent disability, Mr. Greene or his estate will be entitled to a reduced compensation package. In addition, Mr. Greene agreed not to disclose any confidential information regarding us and our affiliates, not to be engaged in any business that competes with us, nor to solicit any person who was employed by us or our affiliates during the twelve months preceding that solicitation for a period of twelve months after the date of his termination of employment.

As of August 13, 2001, we entered into an employment agreement with Stephen E. Macadam. The employment agreement provided that Mr. Macadam would be employed as our President and Chief Executive Officer. Mr. Macadam resigned his position with us on October 18, 2005.

Option Plans

Following the closing of the Transactions, Holdings adopted a 1999 Unit Option Plan to provide some of our key employees with options to acquire up to 596,206, or 5.5% on a fully diluted basis, of the member units of Holdings. The number of options available under this plan and two amended and restated versions of the plan (collectively referred to as the “CCH Option Plan”) has since been increased to 27,690,000 as of March 8, 2005, pursuant to resolutions of the management committee to account for, among other things, the dilution in value of the underlying common units as a result of the issuance of Series B Convertible Preferred Units in connection with the Refinancing Transactions. Under the CCH Option Plan, Holdings has granted options to certain key employees that represent the right to acquire, in total, 19,237,999 member units of Holdings as of December 31, 2005. The exact pricing, performance criteria, vesting terms and redemption of options granted under the CCH Option Plan are governed by individual unit option agreements between such employees and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

In addition to the options to purchase member units in Holdings that were granted to some of our key employees under the above plan, certain of our current and former employees hold options to purchase member units of Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, called the “Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan,” (the “Franklin Replacement Option Plan”), the rights to acquire 129,658 member units were outstanding as of December 31, 2005. The compensation committee of the management committee administers each of these option plans.

The table below shows the options granted to the most highly paid executive officers of the Company during the fiscal year 2005:

OPTION GRANTS IN 2005

	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name					5%	10%
Jeffrey M. Greene	4,080,000	96.8%	$0.05	December 31, 2015	$128,295	$325,123

(1)	Illustrative, assumes that fair market value of options was equal to $.05/share at date of grant.
(2)	Total options used to calculate this percentage includes only options issued as employee compensation, not options issued in connection with our acquisitions, as discussed at Note 12 to the consolidated financial statements.

AGGREGATED FISCAL YEAR END OPTION VALUES

	Number of securities underlying unexercised options at year-end		Value of unexercised in-the-money options at fiscal year-end ($)(2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen E. Macadam (1)	3,523,230	—	$100,682	$—
Jeffrey M. Greene	936,329	5,063,671	26,757	144,702
Robert K. Brower	756,164	563,836	21,609	16,112
Richard P. Sehring	671,211	648,789	19,181	18,540
Robert H. Walton	756,164	563,836	21,609	16,112
Louis Lettes	264,000	66,000	7,544	1,886

(1)	Mr. Macadam resigned on October 18, 2005. His remaining options, if not exercised, will expire one year from his date of termination.
(2)	The value is estimated using the Black-Scholes option-pricing model with the following assumptions for options outstanding at December 31, 2005: no dividend yield, no expected volatility, risk-free interest rate of 4.35%, and a weighted average remaining life of approximately 2.7 years.

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

Each participant’s award is subject to reduction or forfeiture due to certain events including termination of the participant’s employment with the Company prior to the occurrence of a liquidity event, depending on the reason for such termination of employment.

The aggregate of all awards granted under the LTIP (which includes two separate pools referred to as Bonus Pool-A and Bonus Pool-B) is limited to a maximum payout of approximately $11.8 million, which includes maximum potential payouts of approximately $8.8 million under Bonus Pool-A and approximately $3.0 million under Bonus Pool-B. The compensation committee of Holdings’ management committee administers the plan. In February 2006, the compensation committee approved a reallocation of Bonus Pool-A shares that were forfeited by three employees upon leaving the Company. Such reallocation will be made to those Bonus Pool-A participants who are currently employed by the Company. Also in February 2006, the compensation committee approved an advance of a portion of Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid no later than the end of the first quarter of 2007. The advance will equal 50% of an estimate of Bonus Pool-A. Such estimate will be calculated as if there were a liquidity event on December 31, 2006. Details of the advance have not been finalized as of the filing of this report.

The following table shows the awards under our LTIP plan to the most highly paid executive officers of the Company during the fiscal year 2005. The percentages and estimated payouts in this table reflect Bonus Pool-B only.

LONG-TERM INCENTIVE PLANS—AWARDS IN LAST FISCAL YEAR

	Number of Shares, Units or Other Rights (%)	Performance or Other Period Until Maturation or Payoff	Estimate Future Payouts Under Non-Stock Based-Price Plans
Name			Threshold ($)	Target (1) ($)	Maximum (2) ($)
Jeffrey M. Greene	20	Liquidity Event	—	310,606	601,600

(1)	“Target” estimated payout was calculated by determining the Company’s net equity value as of December 31, 2005. Net equity value, as defined by the LTIP, equals the enterprise value of the Company less total debt and preferred units.
(2)	“Maximum” estimated payout assumes that the Company’s net equity value as of the date of a liquidity event will be at least $25.4 million, which is the net equity value required under the LTIP for a maximum payout.

Management Committee Compensation

All members of the management committee are reimbursed for their usual and customary expenses incurred in attending all management committee and committee meetings. Members of the management committee who are also our employees or employees of Vestar Capital Partners, Dean Foods or affiliates of either do not receive additional remuneration for serving as members of the management committee. Each other member of the management committee receives compensation of $2,500 for each meeting of the management committee that such member attends in person or telephonically and $3,750 for each calendar quarter of service as a member of the management committee. Additionally, the head of the audit committee is paid an annual service fee of $7,500.

Compensation Committee Interlocks and Insider Participation

As of March 8, 2006, William Bell, James Kelley and Richard Robinson serve on the compensation committee of the management committee of Holdings. None of such individuals are employees of the Company. In addition, none of our executive officers served as a member of a board of directors of any other entity that has an executive officer who served on our compensation committee. For information on the certain relationships between the members of the compensation committee, or their affiliates, and us, see Item 13: Certain Relationships and Related Transactions.

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

Base Salaries. Base salaries of all officers, including the executive officers named in the Summary Compensation Table on page 35, are reviewed and approved annually by the compensation committee. Salaries are set at levels that are deemed necessary to attract and retain appropriate talent; however, these rates will vary due to individual performance, the scope of responsibilities and the competitive nature of the marketplace. The senior leadership team at the Company received an average of 10.3% annual merit increases during 2005 prior to Jeffrey M. Greene’s promotion to President and Chief Executive Officer, at which time his annual salary increased from $260,000 to $500,000.

Annual Incentives. Annual bonuses are earned based on performance under the Company’s management incentive program and as approved by the compensation committee. Payments under the management incentive plan vary based on the achievement of performance targets, including both objective and subjective components, set at the beginning of each year by the Company’s senior leadership team. Performance above or below these targets will result in proportionately higher or lower bonuses.

EBITDA is the primary objective financial metric used to determine bonuses in the management incentive plan. The subjective component consists of the Chief Executive Officer’s discretion based on qualitative and quantitative financial and non-financial goals that are set for the Company as a whole and individually for key employees and are ultimately approved by the compensation committee. Such measures include, but are not limited to, safety, successful project implementation, and performance against department budgets. The Company as a whole did not achieve the minimum levels of EBITDA for 2005 and 2003, and therefore awards were made only under the subjective components of the plan or contractual agreements. The minimum threshold EBITDA target was achieved for 2004 performance for the Company as a whole and incentive payments were as per the plan design based on company and business unit performance. A listing of the awards made to the executive officers named in the Summary Compensation Table can be found on page 31.

Long-Term Incentives through Option Grants. Our unit option plans are intended to align the incentives of the covered employees with our long-term success by giving us the ability to reward employees for increasing the equity value of the Company and its affiliates. The compensation committee has the authority under each of these plans to set the terms and conditions of any grants and awards. During 2005, 4,215,000 options were issued to employees (not including options issued in connection with the STC acquisition to former STC shareholders who became Company employees), while 10,646,941 options were forfeited, primarily by Steve Macadam and Tyler Woolson when they left their positions as CEO and CFO, respectively, during the year.

Long-Term Incentive Plan (“LTIP”). In July 2004, the management committee adopted the LTIP to reward certain key employees of the Company for the appreciation in the value of the Company from the first quarter of 2002 through the date of a liquidity event. Under the LTIP, if a liquidity event were to occur, then the compensation committee would approve cash payments to participants based on formulas which would take into account, among other factors, the appreciation in value of the member units of Holdings, the allocation percentage granted to each participant, and the vesting of each award. This plan includes two bonus pools (Bonus Pool-A and Bonus Pool-B). During 2004, the compensation committee approved awards of 100% of the units in Bonus Pool-A. During 2005, three officers of the Company, Stephen E. Macadam, Tyler L. Woolson and Laura H. Fee, forfeited a portion of their awards under Bonus Pool-A upon leaving the Company. In addition, during 2005, the compensation committee approved an award of 20% of Bonus Pool-B to Jeffrey M. Greene upon his appointment as President and Chief Executive Officer of the Company. In February 2006, the compensation committee approved an advance of a portion of the LTIP award that may eventually be earned by participants in Bonus Pool-A. Details of the advance, which will be paid no later than the end of the first quarter of 2007, have not been finalized as of the filing of this report.

Chief Executive Officer Compensation. Jeffrey M. Greene, the President and Chief Executive Officer of the Company, participates in the compensation programs described in this report. His cash compensation for 2005, 2004 and 2003 is summarized in the Summary Compensation Table.

The committee’s determination of Mr. Greene’s compensation in 2005 was based on an assessment of base salaries for executives of a similar caliber of talent. Mr. Greene’s annual incentive payment for 2005 was determined by the management committee in light of the Company’s financial performance compared to plan and based on a discretionary assessment of his performance during the year.

Mr. Greene’s base salary, annual bonus and equity incentives are intended to keep his compensation competitive with executives with similar skill sets and experience and to align his financial interests significantly with the overall success of the Company.

Respectfully submitted,

THE COMPENSATION COMMITTEE

James P. Kelley, Chairman

William G. Bell

Richard L. Robinson

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings is the beneficial owner of all of the equity of the Company. Holdings’ address is 3101 Towercreek Parkway, Suite 300, Atlanta, Georgia 30339.

Provided below is information as of March 8, 2006, the most recent date practicable, concerning the beneficial ownership of the member units and the economic interests in Holdings by:

•	each person known by us to be the beneficial owner of more than 5% of the member units of Holdings;

•	each member of the management committee of Holdings, which effectively serves as the management committee of the Company;

•	each of the named executive officers of the Company, as listed on the Summary Compensation Table; and

•	the officers and members of the management committee as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Number of Common Units Beneficially Owned (1)	Percentage of Common Units Outstanding (1)	Number of Series B Preferred Units Beneficially Owned (1)(13)	Percentage of Series B Preferred Units Outstanding
5 % Equity Holders:
Vestar Packaging LLC (2)	2,050,000	16.47%	—	—
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Reid Plastics Holdings, Inc. (3)	3,050,000	24.51%	—	—
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Franklin Plastics, Inc. (4)	5,568,513	44.75%	11,956.889	26.57%
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201

Vestar CCH LLC (5)(6)	1,671,284	13.43%	33,043.111	73.43%
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Vestar CCH Preferred LLC (6)	—	—	33,043.111	73.43%
Seventeenth Street Plaza
1225 17th Street, Suite 1660
Denver, Colorado 80202

Tyler L. Woolson (6)	100,000	*	33,043.111	73.43%
133 Peachtree Street NE
Atlanta, Georgia 30303

Laura H. Fee (6)(11)	242,301	1.91%	33,043.111	73.43%
2261 Brookhollow Plaza Dr. #109
Arlington TX 76006

	Number of Common Units Beneficially Owned (1)	Percentage of Common Units Outstanding (1)	Number of Series B Preferred Units Beneficially Owned (1)(13)	Percentage of Series B Preferred Units Outstanding
Named Executive Officers and Management Committee Members:
James P. Kelley (2)(3)(5)(6)(7)	6,771,284	54.42%	33,043.111	73.43%
B. Joseph Rokus (3)(6)	3,050,000	24.51%	33,043.111	73.43%
William G. Bell (6)	1,686	*	33,043.111	73.43%
Stephen P. Donovan	—	—	—	—
Ronald H. Klein (4)(8)	5,568,513	44.75%	11,956.889	26.57%
Leonard Lieberman (2)(3)(5)(6)(9)	6,771,284	54.42%	33,043.111	73.43%
Stephen E. Macadam (6)(11)	3,523,230	22.07%	33,043.111	73.43%
Richard L. Robinson (6)	1,686	*	33,043.111	73.43%
John R. Woodard (2)(3)(5)(6)(10)	6,771,284	54.42%	33,043.111	73.43%
Jeffrey M. Greene (11)	1,353,863	9.81%	—	—
Richard P. Sehring (6)(11)	804,099	6.07%	33,043.111	73.43%
Robert K. Brower (11)	873,271	6.56%	—	—
Louis Lettes (6)(11)	322,209	2.52%	33,043.111	73.43%
Robert H. Walton (6)(11)	873,271	6.56%	33,043.111	73.43%
All Officers and Members of the Management Committee As a Group (15 persons) (12)	20,193,112	99.50%	45,000.000	100.0%

*	Indicates less than 1.0% ownership
(1)	The amounts and percentage of common and preferred units beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.
(2)	Vestar Packaging LLC, a Delaware limited liability company, is 69.4% owned by Vestar Capital Partners III, L.P., 4.9% owned by Vestar Reid LLC, 1.1% owned by Holdings, 8.0% owned by BT Capital Investors, L.P., an affiliate of Deutsche Bank Securities Inc., 8.0% owned by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 0.16% owned by Leonard Lieberman, 0.05% owned by John R. Woodard and 8.4% owned by other persons. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Holdings and 2.5% owned by other persons. In addition, each of James P. Kelley and John R. Woodard is a Vice President of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P. Vestar Associates III, L.P., is the sole general partner of Vestar Capital Partners III, L.P. Vestar Capital Partners III, L.P. controls Vestar Packaging LLC, which owns 16.6% of the common units in Holdings, and is the 94.2% owner of Vestar Reid LLC, which owns 82.8% of Reid Plastics Holdings, Inc., which, in turn, owns 24.7% of the common units in Holdings. Mr. Lieberman has a 0.03% interest in Vestar Capital Partners III, L.P.
(3)	Reid Plastics Holdings, Inc., a Delaware corporation, is 82.8% owned by Vestar Reid LLC, 13.8% owned by B. Joseph Rokus, and 3.5% owned by others. Vestar Reid LLC, a Delaware limited liability company, is 94.2% owned by Vestar Capital Partners III, L.P., 3.3% owned by Holdings and 2.5% owned by other persons. Mr. Rokus, as a direct owner of Reid Plastics Holdings, Inc., may be deemed to share beneficial ownership of Reid Plastics Holdings, Inc.’s member units of Holdings. Mr. Rokus disclaims this beneficial ownership.
(4)	Franklin Plastics, Inc., a Delaware corporation, is 99% owned (on an as-converted basis after conversion of Series B Convertible Preferred Units) by Franklin Holdings, Inc. f/k/a Continental Can Company, Inc.
(5)	Vestar CCH LLC, a Delaware limited liability company, is 96.4% owned by Vestar Capital Partners III, L.P., 0.07% owned by Leonard Lieberman, 0.08% owned by John R. Woodard, and 3.42% owned by others.
(6)	Vestar CCH Preferred LLC, a Delaware limited liability company, is 90.46% owned by Vestar CCH LLC, 1.12% owned by Vestar CCH Investors LLC, 4.63% owned by B. Joseph Rokus, 1.59% owned by DLJ Private Equity Partners Fund, L.P., DLJ Fund Investment Partners II, L.P., DLJ Private Equity Employees Fund, L.P. and DLJ Capital Partners I, LLC, each an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, and some employees of Donaldson, Lufkin & Jenrette Securities Corporation, 1.51% owned by Mr. Macadam, 0.15% owned by Mr. Tyler L. Woolson, 0.08% owned by Mr. Sehring, 0.08% owned by Mr. Walton, 0.12% owned by Ms. Laura H. Fee, 0.05% owned by Mr. Lettes, 0.08% owned by Richard L. Robinson, 0.02% owned by William G. Bell and 0.12% owned by others. Mr. Woolson, formerly our Chief Financial Officer, resigned effective January 14, 2005. Ms. Fee, formerly our Senior Vice President, Human Resources, left the Company September 2, 2005. Vestar Capital Partners III, L.P. is the managing member of Vestar CCH LLC and Vestar CCH Investors LLC, and owns 100% of Vestar CCH Investors LLC. Messrs. Kelley, Woodard, Bell, Robinson, Rokus, Macadam, Woolson, Sehring, Lettes and Walton and Ms. Fee may be deemed to share beneficial ownership of the member units of Holdings held by Vestar CCH Preferred LLC. Messrs. Kelley, Woodard, Bell, Robinson, Rokus, Macadam, Woolson, Sehring, Lettes and Walton and Ms. Fee disclaim this beneficial ownership.

(7)	Mr. Kelley, as an executive officer of Vestar Associates Corporation III, L.P., may be deemed to share beneficial ownership of the membership units of Holdings held by each of Vestar CCH LLC, Vestar Packaging LLC, Vestar CCH Preferred LLC and Reid Plastics Holdings, Inc. Mr. Kelley disclaims this beneficial ownership.
(8)	Mr. Klein, as an executive officer of Dean Foods, may be deemed to share beneficial ownership of the member units of Holdings held by Franklin Plastics, Inc. Mr. Klein disclaims this beneficial ownership.
(9)	Mr. Lieberman, as an owner of Vestar Packaging LLC and Vestar Capital Partners III, L.P. may be deemed to share beneficial ownership of the member units of Holdings held by each of Vestar CCH LLC, Vestar Packaging LLC, Vestar CCH Preferred LLC and Reid Plastics Holdings, Inc. Mr. Lieberman disclaims this beneficial ownership.
(10)	Mr. Woodard, as an executive officer of Vestar Associates Corporation III, L.P. and as an owner of each of Vestar Packaging LLC and Vestar CCH LLC, may be deemed to share beneficial ownership of the member units of Holdings held by each of Vestar CCH LLC, Vestar Packaging LLC, Vestar CCH Preferred LLC and Reid Plastics Holdings, Inc. Mr. Woodard disclaims this beneficial ownership.
(11)	The number of common units beneficially owned represents presently exercisable options (including those that have vested as of March 8, 2006, and those that will vest within 60 days of March 8, 2006) to purchase common units of Holdings.
(12)	The officers and members of the management committee of Holdings as a group own, in total, 3,372 common units and presently exercisable options to purchase 7,749,943 common units of Holdings. See above footnotes for individual information on deemed beneficial ownership.
(13)	The Series B Convertible Preferred Units are convertible into shares of the common units of Holdings. Upon such conversion, the holders of such converted units would own in the aggregate approximately 95% of the then outstanding units of Holdings in addition to their common unit holdings set forth above. For a description of the Series B Convertible Preferred Units, see “Certain Relationships and Related Transactions–Series B Convertible Preferred Units.”

Equity Compensation Plan Information

The following table provides aggregate data on outstanding and available options under our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	19,367,657	$0.08	8,452,001
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	19,367,657	$0.08	8,452,001

(1)	This number includes 19,237,999 options issued under the CCH Option Plan and 129,658 options issued under the Franklin Replacement Option Plan. Upon any exercise of options under the latter plan, Franklin Plastics will transfer to Holdings, for cancellation without payment, a number of units equal to the number of units issued to the individual exercising the option.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Summarized below are the material terms and provisions of material agreements and arrangements that relate to the Company as of December 31, 2005, and which involve directors, officers, certain significant beneficial owners of the securities of Holdings, and their family members that involved in excess of $60,000.

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

The limited liability company agreement was further amended in January 2005 to increase the foregoing percentage from 9.0% to 10.1% to enable the Company to grant options in connection with the acquisition of STC, as described in Note 2 to the consolidated financial statements.

The limited liability company agreement of Holdings provides for its management, non-compete arrangements, transfer restrictions and related matters.

Management

The management committee of Holdings has general powers of supervision, direction and control over the business of Holdings, us and our subsidiaries. The management committee currently consists of ten members. As of March 8, 2006, six of the members were appointed by or serving at the request of Vestar CCH Preferred LLC, James P. Kelley, John R. Woodard, Leonard Lieberman, B. Joseph Rokus, Stephen E. Macadam and Stephen P. Donovan Jr., and two were appointed by Franklin Plastics, Inc., Ronald H. Klein and Richard L. Robinson. Of the remaining two members, one is our current chief executive officer, Jeffrey M. Greene, and one is an “independent” member, William G. Bell.

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

Series B Convertible Preferred Units

In 2004, Holdings sold a total of 45,000 Series B Convertible Preferred Units to Vestar CCH Preferred LLC, an affiliate of Vestar Capital Partners III, L.P., and to Franklin Plastics, Inc., an affiliate of Dean Foods, for $1,000 per unit in cash. Certain named executive officers of our Company and members of the Holdings’ management committee subsequently invested in Vestar CCH Preferred LLC, purchasing in the aggregate approximately 6.7% of such entity. See the table “Security Ownership of Certain Beneficial Owners and Management” at Item 12 above. The Series B Convertible Preferred Units, which are senior to the outstanding common units, have an initial liquidation preference of $1,000 that will increase annually by 16%. The Series B Convertible Preferred Units are convertible at any time into common units at the option of the holder or into a combination of Series C Preferred Units and common units on the third and fourth anniversaries of their issuance. The Series C Preferred Units, which are transferable and entitled to registration rights, have similar terms to the Series B Convertible Preferred Units except, among other things, (i) the liquidation preference of the Series C Preferred Units will increase annually by 14%, (ii) the Series C Preferred Units do not have preemptive rights, and (iii) the Series C Preferred Units are not convertible into common units and do not have anti-dilution rights. Subject to the terms of the new senior credit facilities, the indenture governing our senior subordinated notes and the indenture governing the senior secured notes, Holdings is required to redeem the Series B Convertible Preferred Units and the Series C Preferred Units upon certain insolvency events or upon the sale, disposition or other transfer of all or substantially all of the assets of Holdings and its subsidiaries. In addition, Holdings shall redeem, at the option of each holder, the Series B Convertible Preferred Units and the Series C Preferred Units, to the extent not prohibited by the Company’s new senior credit facilities, the indenture governing our senior subordinated notes and the indenture governing the senior secured discount notes, (i) immediately following an initial public offering of equity securities of Holdings or (ii) immediately prior to a change of control. As part of the Refinancing Transactions, Holdings made a capital contribution to us of the $45.0 million in proceeds received from the sale of the Series B Convertible Preferred Units.

Management Agreement

We entered into a management agreement on April 29, 1999, which was amended on September 1, 2003, with Holdings and Vestar Capital Partners, relating to our management and the management of Holdings. Under the management agreement, Holdings and we paid Vestar Capital Partners an aggregate fee of $5 million and reimbursed Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with the closing of the Transactions. In addition, Vestar Capital Partners has been providing on-going management services to Holdings and us since the closing of the Transactions, including strategic, financial planning and advisory services. For these services, we pay Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the prior year’s earnings before interest, taxes, depreciation and amortization, as defined in the management agreement, of us, Holdings, and their subsidiaries on a consolidated basis, and we reimburse Vestar Capital Partners for all out-of-pocket expenses incurred by it in connection with these services. The management agreement will terminate upon the earlier of Vestar Packaging, Vestar Capital Partners III, L.P., their members, the partners therein and their respective affiliates collectively owning less than 25% of the member units of Holdings or following the closing of an initial public offering of Holdings. Holdings and the Company have also agreed to indemnify Vestar Capital Partners against some of the liabilities and costs incurred in connection with its engagement.

Limited Liability Company Agreement of Consolidated Container Company

Simultaneously with the closing of the Transactions, Holdings, as our sole member, entered into a limited liability company agreement for the governance of the Company. As our sole member, Holdings, through its management committee, manages us under this agreement.

Supply Agreements

In July 1999, we entered into agreements to supply Suiza Foods Corporation, now known as Dean Foods, with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and us and are subject to adjustments based on changes in raw material, manufacturing and delivery costs. The HDPE and PET bottle supply agreements are scheduled to expire on July 2, 2006. In June 2004, we amended and restated our bottle components agreement with Dean Foods, providing for, among other things, an expiration date of December 31, 2006. We had sales to Dean Foods of approximately $236.9 million for the year ended December 31, 2005, including both bottle and resin sales.

Trademark License Agreement

Simultaneously with the closing of the Transactions, Holdings and we, which are referred to collectively in this description as the licensee, entered into a trademark license agreement with Continental Can Company, Inc., then a wholly owned subsidiary of Suiza Foods Corporation, now known as Dean Foods. Continental Can granted licensee a non-exclusive license to use some of its trademarks in the United States. The trademark license will be royalty free as long as Dean Foods directly or indirectly owns 10% or more of licensee. Licensee will be required to pay Continental Can an annual trademark-licensing fee of $100,000 if Dean Foods directly or indirectly owns less than 10% of Licensee. For the year ended December 31, 2005, no amounts were paid under this agreement. This agreement shall remain effective until the parties agree otherwise.

Assumption Agreement

Simultaneously with the closing of the Transactions, Holdings and we entered into an assumption agreement with Reid Plastics Holdings to assume all of Reid Plastics Holdings’ obligations to B. Joseph Rokus under various agreements entered into between 1997 and 1999. The agreement, relating to the 1997 acquisition of a controlling interest in Reid Plastics Holdings by Vestar Reid, called for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. Holdings has agreed to indemnify Suiza Foods Corporation, now known as Dean Foods, for some of these payments. We made no payment for the year ended December 31, 2005 under the terms of the 1997 agreement.

In 2003, we renegotiated certain agreements that Reid Plastics Inc. and/or Reid Plastics Holdings entered into with Mr. Rokus including his 1998 employment agreement. Under the 2003 agreement, we agreed to pay Mr. Rokus a payment of $100,000 in 2003 in lieu of various compensation and benefits that would have come due to Mr. Rokus. We further agreed to make annual payments through 2014 in lieu of providing Mr. Rokus with health insurance coverage that would have been required under earlier agreements. In sum, we paid Mr. Rokus $18,000 in 2005 and $16,500 under this agreement in 2004.

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

Additional Matters

William G. Bell, a member of the management committee, owns 51% of Aqua Filter Fresh, Inc., of which Mr. Bell is currently a director. Mr. Bell’s wife, children and a trust Mr. Bell established for his grandchildren own 24% of Aqua Filter Fresh. Aqua Filter Fresh has purchased containers from us at market prices and terms. In 2005, these purchases amounted to approximately $1.0 million.

In addition, Aqua Filter Fresh wholly owns Bell Sales, Inc., of which Mr. Bell is a past President and is currently a director. Mr. Bell’s son is President of Bell Sales. Bell Sales purchases and resells containers on behalf of us. In 2005, we paid Bell Sales approximately $0.1 million in commissions.

Until December 31, 2004, Mr. Bell served as Executive Vice President of Tyler Mountain Water Company, Inc., which purchases containers from us at market prices and terms. Mr. Bell retired as Executive Vice President effective December 31, 2004, but remains on the management committee and continues to own 8.9% of Tyler Mountain Water. In 2005, these purchases by Tyler Mountain Water and its subsidiaries amounted to less than $0.1 million.

Mr. Bell is also a director of Wissahickon Spring Water Company, which purchases containers from us. In 2005, these purchases amounted to $6.0 million.

B. Joseph Rokus, a member of the management committee, is a trustee of Rokus Capital, of which his five minor children collectively own 100%. Rokus Capital is a 7.7% shareholder of Packaging Plus, LLC, whose predecessor, Berkeley Industries, purchased Omni Plastics in 2001. Omni Plastics and Reid Plastics, Inc., entered into a contract as of February 10, 1997, amended as of October 28, 1998, whereby Omni agreed to supply Reid Plastics, now doing business as Consolidated Container Company, with valves. We paid Omni approximately $1.1 million and paid Packaging Plus approximately $0.8 million for such valves in 2005. Additionally, we had sales to Packaging Plus, LLC of $0.3 million in 2005.

Richard L. Robinson, a member of the management committee, is co-CEO of Robinson Dairy LLC, a wholly owned subsidiary of Dean Foods. Robinson Dairy purchased bottles and resin from us in 2005 totaling approximately $2.6 million.

John R. Woodard is a director and a 1.8% fully diluted, 1.3% primary shareholder of A.P. Deauville. In March 2006, we entered into a three-year agreement to supply A.P. Deauville with containers.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for the fiscal years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Audit Fees (1)	$426	$396
Audit Related Fees (2)	—	123
Tax Fees (3)	254	239

TOTAL FEES	$680	$758

(1)	Audit Fees include the aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s quarterly financial statements.
(2)	Audit Related Fees includes services related to obtaining a consent for and review of the S-4 filing of the senior secured discount notes issued as a part of the Refinancing Transactions.
(3)	Tax Fees includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Included in this balance are fees associated with tax services provided on behalf of certain members of Holdings in the amounts of approximately $97,000 and $122,000 in 2005 and 2004, respectively.

Approval of the audit committee is required (and was obtained for calendar year 2005) for Deloitte to continue as the Company’s primary auditors. Additionally, the audit committee’s approval is required for all non-audit work performed by Deloitte for the Company. For calendar year 2005, the audit committee gave approval for up to $250,000 to be spent by the Company in order to retain Deloitte to perform tax related work so long as the audit committee is apprised of each of the specific projects being worked on and so long as none of the work relates to the formation of tax shelters and/or the formation of special purpose entities for purposes of facilitating off-balance sheet transactions or arrangements.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(a)(3) Exhibits

Exhibit No.		Description of Exhibit

3.1		Certificate of Formation of Consolidated Container Company LLC. (The Certificate of Formation, included as Exhibit 3.1(a) to the Registration Statement on Form S-4 of Consolidated Container Company LLC, Consolidated Capital, Inc. and the Registrant Guarantors listed therein (the “Registration Statement”) as filed on January 21, 2000, is hereby incorporated herein by reference).

3.2		Limited Liability Company Agreement of Consolidated Container Company LLC. (The Limited Liability Company Agreement, included as Exhibit 3.1(b) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

3.3		Certificate of Formation of Consolidated Container Holdings LLC. (The Certificate of Formation, included as Exhibit 3.7(a) to the registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

3.4	*	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC, as amended.

4.1	(a)	Indenture dated as of July 1, 1999 among Consolidated Container Company LLC and Consolidated Container Capital, Inc. as Issuers, the Subsidiary Guarantors listed therein and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.1 to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

4.1	(b)	Supplemental Indenture dated as of March 31, 2000 among Consolidated Container Company LLC and Consolidated Container Capital, Inc., as issuers, Reid Plastics Group LLC, Plastics Containers LLC, Continental Plastic Containers LLC, Continental Caribbean Containers LLC and Franklin Plastics Holdings LLC, as guarantors, and the Bank of New York, as trustee. (The Supplemental Indenture, included as Exhibit 4.1 to the 8-K as filed on May 12, 2000, is incorporated herein by reference.)

4.2		Form of 10 1/8% Senior Subordinate Note due 2009 and annexed Guarantees. (The Form of Note, included as Exhibit 4.2 to Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

4.3		Indenture, dated as of May 20, 2004, among Consolidated Container Company LLC, Consolidated Container Holdings LLC, the Guarantors and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.2 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

4.4		Forms of 10 3/4% Senior Secured Discount Notes due 2009. (The Forms of Notes, included as Exhibit 4.3 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.1

Credit Agreement, dated as of May 20, 2004, among Consolidated Container Company LLC, Consolidated Container Holdings LLC, various banks as lenders and Deutsche Bank Trust

Company Americas, as Administrative Agent. (The Credit Agreement, included as Exhibit 10.1 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.2		Security Agreement dated as of May 20, 2004 among Consolidated Container Company LLC, Consolidated Container Holdings LLC, various subsidiaries of the Company and Deutsche Bank Trust Company Americas, as Collateral Agent. (The Security Agreement, included as Exhibit 10.14 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.3	Pledge Agreement dated as of May 20, 2004 among Consolidated Container Company LLC, Consolidated Container Holdings LLC., various subsidiaries of the Company and Deutsche Bank Trust Company Americas, as Collateral Agent. (The Pledge Agreement, included as Exhibit 10.3 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.4	Subsidiary Guaranty dated as of May 20, 2004 among Reid Plastics Group LLC, Consolidated Container Company LP, Plastic Container LLC, Consolidated Container Capital, Inc., Continental Caribbean Container, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent. (The Subsidiary Guaranty, included as Exhibit 10.4 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.5	Assignment and Assumption Agreement dated as of March 31, 2000 between Consolidated Container Company LLC and Franklin Plastics Holdings LLC. (Assignment and Assumption Agreement, included as Exhibit 10.1 to the 8-K as filed on May 12, 2000, is incorporated herein by reference.)

10.6	Trademark License Agreement dated as of July 1, 1999 between Continental Can Company, Inc., Consolidated Container Holdings LLC and Consolidated Container Company LLC. (The Trademark License Agreement, included as Exhibit 10.6 to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.7	Management Agreement dated as of April 29, 1999 among Consolidated Container Holdings LLC, Consolidated Container Company LLC and Vestar Capital Partners III, L.P. (The Management Agreement, included as Exhibit 10.7 to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.8(a)+	Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(a) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.8(b)+	Form of Consolidated Container Holdings LLC 2002 Unit Option Agreement, as amended and restated. The Form of Unit Option Agreement, included as Exhibit 10.9(b) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.9(a)+	Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(a) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.9(b)+	Form of Consolidated Container Holdings LLC 2003 Unit Option Agreement. (The Form of Unit Option Agreement, included as Exhibit 10.9(b) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.10(a)+	Second Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.10(a) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.10(b)+	Form of Consolidated Container Holdings LLC 2004 Unit Option Agreement. (The Form of Unit Option Agreement, included as Exhibit 10.10(b) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.10(c)*+	Form of Consolidated Container Holdings LLC 2004 Unit Option Agreement for option issuances related to the acquisition of STC.

Exhibit No.	Description of Exhibit

10.10(d)*+	Form of Consolidated Container Holdings LLC 2005 Unit Option Agreement.

10.10(e)*+	Form of Consolidated Container Holdings LLC 2006 Unit Option Agreement.

10.11(a)+	Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Replacement Units Option plan, included as Exhibit 10.10(a) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.11(b)+	Form of Original Consolidated Container Holdings LLC Replacement Units Option Agreement for Option Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(b) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.11(c)+	Form of Modified Consolidated Container Holdings LLC Replacement Units Option Agreement for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan, (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(c) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.12(a)+	2004 Consolidated Container Holdings LLC Long-Term Incentive Plan. (The Long-Term Incentive Plan, included as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on November 13, 2004, is incorporated herein by reference.)

10.12(b)*+	2006 Consolidated Container Holdings LLC Long Term Incentive Plan.

10.12(c)*+	Award of LTIP Units Pursuant to the 2004 Consolidated Container Holdings LLC Long Term Incentive Plan.

10.12(d)*+	Award of LTIP Units Pursuant to the 2006 Consolidated Container Holdings LLC Long Term Incentive Plan.

10.13+	Employment Agreement dated as of August 13, 2001 between Consolidated Container Company LLC and Stephen Macadam (The Employment Agreement, included as Exhibit 10.17 to the 10-K filed March 29, 2002 is incorporated herein by reference.)

10.14*+	Employment Agreement dated as of October 17, 2005 between Consolidated Container Company LLC and Jeffrey M. Greene.

10.15+	Executive Severance Agreement for Richard Sehring dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.15 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.16+	Executive Severance Agreement for Keith Brower dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.16 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.17+	Executive Severance Agreement for Laura Fee dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.17 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.18+	Executive Severance Agreement for Louis Lettes dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.18 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

21*	List of Subsidiaries of the Registrant.

31.1*	Certification pursuant to Rule 13a-14(a)

31.2*	Certification pursuant to Rule 13a-14(a)

Exhibit No.	Description of Exhibit

99.1	Contribution and Merger Agreement by and among Suiza Foods Corporation, now known as Dean Foods, Franklin Plastics, Inc. and affiliates, Vestar Packaging LLC, Reid Plastics Holdings, Inc. and Affiliates, Consolidated Container Holdings LLC, Consolidated Container Company LLC and Reid Plastics Group LLC dated as of April 29, 1999, as amended (incorporated herein by reference to Exhibit 2.1 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999).

99.2	Amendment No. 1 to Contribution and Merger Agreement dated June 28, 1999 (incorporated herein by reference to Exhibit 2.2 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999).

*	Filed herewith
+	Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form10-K pursuant to Item 15(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Container Company LLC

By:	/S/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

Dated: March 9, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES P. KELLEY James P. Kelley	Chairman of the Management Committee	March 9, 2006

/S/ B. JOSEPH ROKUS B. Joseph Rokus	Vice Chairman of the Management Committee	March 9, 2006

/S/ WILLIAM G. BELL William G. Bell	Manager	March 9, 2006

/S/ STEPHEN P. DONOVAN JR. Stephen P. Donovan Jr.	Manager	March 9, 2006

/S/ RONALD H. KLEIN Ronald H. Klein	Manager	March 9, 2006

/S/ LEONARD LIEBERMAN Leonard Lieberman	Manager	March 9, 2006

/S/ STEPHEN E. MACADAM Stephen E. Macadam	Manager	March 9, 2006

/S/ RICHARD L. ROBINSON Richard L. Robinson	Manager	March 9, 2006

/S/ JOHN R. WOODARD John R. Woodard	Manager	March 9, 2006

/S/ JEFFREY M. GREENE Jeffrey M. Greene	President, Chief Executive Officer and Manager (principal executive officer)	March 9, 2006

/S/ RICHARD P. SEHRING Richard P. Sehring	Chief Financial Officer (principal financial and accounting officer)	March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of Consolidated Container Company LLC

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Consolidated Container Company LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, member’s deficit, and cash flows, for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 8, 2006

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Amounts in thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,098	$7,896
Investment securities	—	87
Accounts receivable (net of allowance for doubtful accounts of $1,440 in 2005 and $1,164 in 2004)	115,688	88,230
Inventories	54,939	64,172
Other current assets	29,393	27,471

Total current assets	201,118	187,856
PROPERTY AND EQUIPMENT, Net	259,334	259,213
GOODWILL	219,427	209,859
INTANGIBLES AND OTHER ASSETS	21,228	20,596

	$701,107	$677,524

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$103,714	$89,273
Accrued liabilities	55,650	55,124
Revolving credit facility	2,900	—
Current portion of long-term debt	4,068	2,200

Total current liabilities	166,332	146,597
LONG-TERM DEBT	580,154	561,721
OTHER LIABILITIES	41,401	37,157
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

MEMBER’S DEFICIT:
Member’s deficit	(55,914)	(38,585)
Accumulated other comprehensive income (loss):
Foreign currency translation	21	(63)
Minimum pension liability	(30,887)	(29,303)

Total member’s deficit	(86,780)	(67,951)

	$701,107	$677,524

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Net sales	$846,432	$761,313	$739,774
Cost of sales	760,405	670,741	647,504

Gross profit	86,027	90,572	92,270
Selling, general and administrative expenses	42,921	41,545	47,163
Amortization expense	874	33	1,300
Loss on disposal of assets	4,609	5,431	4,421

Operating income	37,623	43,563	39,386
Interest expense	55,498	59,434	56,821

Loss before income taxes	(17,875)	(15,871)	(17,435)
Income tax (benefit) expense	(840)	324	—

Net loss	(17,035)	(16,195)	(17,435)
Other comprehensive income (loss):
Foreign currency translation	84	331	454
Minimum pension liability	(1,584)	(1,616)	3,508

COMPREHENSIVE LOSS	$(18,535)	$(17,480)	$(13,473)

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIT

(Amounts in thousands)

	Member's Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, JANUARY 1, 2003	$(51,599)	$(32,043)	$(83,642)
Net loss	(17,435)	—	(17,435)
Foreign currency translation	—	454	454
Minimum pension liability	—	3,508	3,508
Stock based compensation	799	—	799
Taxes received on behalf of members	943	—	943

BALANCE, DECEMBER 31, 2003	(67,292)	(28,081)	(95,373)
Net loss	(16,195)	—	(16,195)
Foreign currency translation	—	331	331
Minimum pension liability	—	(1,616)	(1,616)
Stock based compensation	599	—	599
Taxes paid on behalf of members	(54)	—	(54)
Equity investment from Holdings	44,357	—	44,357

BALANCE, DECEMBER 31, 2004	(38,585)	(29,366)	(67,951)
Net loss	(17,035)	—	(17,035)
Foreign currency translation	—	84	84
Minimum pension liability	—	(1,584)	(1,584)
Stock based compensation	(172)	—	(172)
Taxes paid on behalf of members	(122)	—	(122)

BALANCE, DECEMBER 31, 2005	$(55,914)	$(30,866)	$(86,780)

See notes to consolidated financial statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,035)	$(16,195)	$(17,435)
Adjustment to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	44,310	38,990	39,807
Amortization of debt issuance costs	2,910	10,437	6,256
Stock based compensation	(172)	599	799
Loss on disposal of assets	4,609	5,431	4,421
Accretion of senior secured discount notes	17,664	9,919	—
Changes in operating assets and liabilities, net of the effect of the acquisitions
Accounts receivable	(23,820)	(1,753)	(13,434)
Inventories	12,110	(21,450)	(2,136)
Other current assets	(1,559)	4,622	2,712
Other assets	(2,995)	(3,626)	(2,964)
Accounts payable	12,912	3,647	(5,266)
Accrued liabilities	(122)	4,103	681
Other liabilities	(3,268)	(17,864)	230

Net cash flow from operating activities	45,544	16,860	13,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,031)	(33,471)	(30,899)
Net change in investments	87	10	9
Proceeds from disposal of property and equipment	7,277	7,540	2,733
Cash paid for acquisitions (net of cash acquired of $595 in 2005 and $0 in 2004 and 2003)	(14,164)	(176)	(501)

Net cash flow from investing activities	(52,831)	(26,097)	(28,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) from revolving lines of credit	2,900	(29,500)	(1,500)
Issuance of notes payable	—	220,000	35,000
Issuance of senior secured discount notes	—	150,102	—
Payments on notes payable to banks and capital leases	(2,358)	(389,020)	(8,056)
Payment of debt issuance cost	(15)	(10,718)	(4,601)
Member's contribution net of related costs (Note 15)	—	44,357	—
Tax (distribution) receipt to the benefit of the member	(122)	(54)	943

Net cash flow from financing activities	405	(14,833)	21,786

Effect of foreign currency exchange rate changes on cash	84	331	454
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,798)	(23,739)	7,253
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,896	31,635	24,382

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,098	$7,896	$31,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$35,653	$47,307	$42,793

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$2,311	$—	$—

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$3,000	$—	$—

Assumption of promissory notes in relation to acquisition of One Hoss Shay Corp., dba Mayfair Plastics	$2,684	$—	$—

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization—Consolidated Container Company LLC (the “Company”) is wholly owned by Consolidated Container Holdings LLC, a Delaware limited liability company (“Holdings”). Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.5% owned by Reid Plastics Holdings Inc., 16.5% owned by Vestar Packaging LLC, 13.4% owned by Vestar CCH LLC, and 44.8% owned by Franklin Plastics, Inc., a subsidiary of Dean Foods Company. Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, as discussed more fully in Note 15, during May 2004 Holdings issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

Acquisitions—The Company announced the acquisitions of STC Plastics, Inc. (“STC”) and One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”) on February 15, 2005, and July 7, 2005, respectively. In addition, the Company announced the acquisition of substantially all of the assets of Steel Valley Plastics, Inc. (“SVP”) on December 15, 2005. STC is a blowmolder of polycarbonate (“PC”) and high-density polyethylene (“HDPE”) bottles in Chino, California, Mayfair is a shuttle plant producing HDPE bottles in Carson, California, and SVP is a manufacturer of three and five gallon PC water bottles in Warren, Ohio.

Business Operations—The Company develops, manufactures and distributes a wide range of extrusion blow-mold plastic containers in a number of product categories. Below is a summary of those categories and the approximate percentage of the Company’s sales derived from each:

	2005	2004	2003
Dairy	26.8%	27.7%	27.3%
Water	17.3	16.8	16.5
Juice & Other Beverage	14.7	13.3	15.4
Household Chemicals & Personal Care	12.2	15.0	15.2
Agricultural, Industrial & Other	12.0	12.5	10.6
Food	11.3	8.8	8.5
Automotive	5.7	5.9	6.5

	100%	100%	100%

Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

The Company maintains several wholly owned subsidiaries in the United States, Canada and Mexico. Foreign net sales were approximately $23.4, $24.5, and $26.8 million, respectively in 2005, 2004 and 2003. Net sales are attributed to countries based on the locations of the customers. The Company’s long-lived assets located outside of the United States are not significant.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies—The Company considers the functional currency under SFAS No. 52, “Foreign Currency Translation,” to be the local currency for its Canadian subsidiaries. Further, assets and liabilities of the Company’s Canadian subsidiary are converted to U.S. dollars using the current exchange rate at period-end, and revenues and expenses of these subsidiaries are translated at the average exchange rate during the period, with the resulting translation adjustment made to a separate component of member’s equity. The Company operates its Mexican subsidiaries using the U.S. dollar as its functional currency. As a result, the financial statements have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts and related revenue and expense accounts, and (iii) the weighted average exchange rate of the reporting period for all other revenues and expenses. The resulting re-measurement impact is recorded as a component of net loss.

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

Inventories—Inventories consist of raw materials and finished goods. Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Finished goods inventories include raw materials, direct and indirect labor costs, and factory overhead.

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

Intangible and Other Assets—Intangible and other assets include primarily deferred financing costs, which are amortized over the term of the related debt using the effective interest and straight-line methods, customer lists acquired through the 2005 acquisitions, which are amortized over the estimated useful life of the respective assets, and customer owned molds, which are amortized over the length of the contract or the expected useful life of the molds, whichever is shorter. Payments relating to non-compete agreements and multiple-year management contracts are amortized over the term of the applicable agreement or contract.

Goodwill—The Company tests goodwill for impairment annually, on December 31, and between annual measurement dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The assessment of goodwill is based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the Company (as the Company has only one reporting unit) and if applicable the fair value of the Company’s assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. Results of the impairment testing as of December 31, 2005, 2004 and 2003 indicated no impairment at those dates. Note 3 more fully describes the goodwill recorded on the Company’s consolidated balance sheet.

Insurance—The Company purchases commercial insurance policies to cover its insurance risks; however, certain of the Company and its subsidiaries are self-insured in certain states for workers’ compensation, general liability, property, and casualty coverages in excess of varying deductible amounts. Self-insurance liabilities are accrued based on estimated development on claims filed and estimates for claims incurred but not reported.

Income Taxes—As a limited liability company, the Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code. However, the Company expects to distribute cash to its sole member, Holdings, to allow its members to pay income taxes to the extent required. STC, a wholly owned subsidiary, is a corporation subject to United States federal and state income taxes. The Company’s foreign operations are subject to tax in their local jurisdictions. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Share-Based Compensation—At December 31, 2005, the Company has two share-based employee compensation plans, which are described more fully in Note 12 and that we account for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation cost charged against income for the year ended December 31, 2005 was $1.0 million, offset by $1.2 million of forfeitures primarily of the options held by the former Chief Executive Officer and the former Chief Financial Officer. Compensation expense charged against income in the years ended December 31, 2004 and 2003 was $0.6 million and $0.8 million, respectively.

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

During the years ended December 31, 2005 and 2004, the Company recognized $0.9 million and $1.8 million, respectively, of impairment charges related to idle assets held at an equipment warehouse upon assessment that the carrying amount of the assets exceeded the net realizable value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The impairment charges are included in loss on disposal of assets in the accompanying consolidated statement of operations and comprehensive loss.

In June 2005, the Company’s second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with the Company, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate (“PET”) bottle production at the Company’s operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of the Company’s sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility. Included in loss on disposal of assets in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2005, is a $2.6 million dollar charge related to the disposal of the assets at the Kansas City facility.

Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high-credit qualified financial institutions and limits the amount of investment exposure with any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. Net container sales to the largest customer in 2005 amounted to approximately 14.1%, 13.6%, and 12.0% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately $24.4 million and $17.3 million at December 31, 2005 and 2004, respectively. Net container sales to the second largest customer in 2005 amounted to approximately 5.8%, 11.7% and 15.5% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately $1.9 and $7.5 million at December 31, 2005 and 2004, respectively. The Company evaluates each customer’s credit worthiness on a case-by-case basis. If such evaluations indicate substantial credit risk, the Company may choose not to conduct business with the customer, or at a minimum, require cash payments upon delivery of goods. The Company may obtain collateral upon extension of credit based upon the credit evaluation.

Employees—At December 31, 2005, the Company employed approximately 3,300 people. Approximately 900 of these employees were hourly workers covered by collective bargaining agreements, which expire between June 1, 2006 and August 14, 2008. Given the seasonal peaks of some of the Company’s product lines (e.g. water and household chemicals), the Company expects to continue to employ additional full-time, temporary, and seasonal workers as needed to meet production demands. The Company has not had any material labor disputes since its formation and considers its relations with employees to be in good standing.

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R is effective for the Company beginning January 1, 2006. Contrary to requirements as of December 31, 2005 and as a part of determining compensation expense, the Company will now be required to assess volatility of financial variables and estimate the number of options expected to ultimately vest at the date of grant. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The Company is currently evaluating this transition method.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123R. In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS 123R, and does not anticipate that the implementation of this statement will have a significant impact on its results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that the term conditional asset retirement obligations, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We assessed the impact of the interpretation on our financial statements and determined that the impact of the interpretation did not have a material impact on the financial statements.

Revenue Recognition—In accordance with Staff Accounting Bulletin 104 “Revenue Recognition,” revenue is recognized when all four of the following conditions have been met; 1) transfer of title and risk of loss to the customer which, in most cases, occurs at the time product is shipped to the customer, 2) collection of the relevant receivable is probable, 3) persuasive evidence of an arrangement exists and 4) the sales price is fixed or determinable.

Pension Plans—The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries and currently contributes to one multi-employer union pension plan, all of which are more fully defined at Note 12. For the defined benefit plans, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits.

Reclassifications—Certain prior year accounts have been reclassified to conform to current year presentation.

2. BUSINESS ACQUISITIONS

STC

On February 15, 2005, the Company acquired STC with the primary purpose of entering into additional PC market segments. At that time, the Company paid cash of $5.3 million, net of cash received of $0.4 million. On February 11, 2005, just prior to the acquisition, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The Company also issued the former shareholders of STC options to purchase 3.19 million member units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment to repurchase the options for an aggregate price of no less than $3.0 million upon the same liquidity event, of which $2.9 million relates to three of the four former shareholders who subsequently became employees of the Company. The option grants are recorded as a long-term liability on the Company’s consolidated balance sheet. The results of operations of STC have been consolidated with the Company’s operating results since the acquisition date, February 15, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 15, 2005. During 2005, the Company finalized the valuation of certain intangible assets.

(Amounts in thousands)
Cash	$350
Accounts receivable	1,975
Inventory	1,505
Other current assets	179
Property and equipment, net	1,501
Goodwill	5,023
Intangibles and other assets	2,981

Total assets acquired	13,514

Accounts payable	970
Accrued liabilities	136
Current portion of long-term debt	191
Long-term debt	2,120
Other long term liabilities	1,415

Total liabilities assumed	4,832

Net assets acquired	$8,682

In connection with the acquisition of STC, the Company recorded intangible assets of $3.0 million based on the valuation of STC’s customer list and customer order backlog. The intangible customer list is subject to a five-year amortization period beginning on February 15, 2005, and the customer order backlog is subject to a three-month amortization period beginning on February 15, 2005. The amortization expense recognized for the aforementioned intangible assets totaled $0.5 million through December 2005.

The Company allocated the total purchase price of $9.9 million, net of cash received of $0.4 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates.

Mayfair

On June 30, 2005, the Company acquired Mayfair by merging Mayfair into STC, with STC being the surviving company. The primary purpose of this acquisition was to provide the Company with a west coast shuttle platform. At that time, STC paid cash of $5.3 million, net of cash received of $0.2 million. On June 29, 2005, immediately prior to the acquisition, Mayfair issued two promissory notes in the aggregate amount of $2.7 million along with other consideration to its shareholder for the repurchase of an aggregate 560 shares of common stock of Mayfair. Additionally, STC engaged the former shareholder as a consultant from July 1, 2005 through December 31, 2007, which will result in the payment of consulting fees to the shareholder totaling $0.1 million. As part of such consulting agreement, the former shareholder will also be eligible for an incentive payment of zero to $0.5 million based upon the volume of shipments made between July 1, 2005 through June 30, 2006 that result from orders received between July 1, 2005 and December 31, 2005 from eligible customers. Management estimates that the total incentive payout will be $0.2 million, which will be payable during 2006. The results of operations of Mayfair have been consolidated with the Company’s operating results since the acquisition date, June 30, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2005. During 2005, the Company finalized the valuation of certain intangible assets.

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

In connection with the acquisition of Mayfair, STC recorded intangible assets of $3.1 million based on the valuation of Mayfair’s customer list and customer order backlog. The intangible customer list is subject to a seven-year amortization period beginning in July 2005, and the customer order backlog is subject to a three-month amortization period beginning in July 2005. The amortization expense recognized for the aforementioned intangible assets totaled $0.3 million through December 2005. Included in the purchase agreement was a five-year non-compete contract with the Mayfair shareholder whereby the shareholder will receive payments from July 2005 through December 2007 totaling $0.2 million.

The Company allocated the total purchase price of $8.4 million, net of cash received of $0.2 million and including direct costs incurred for the acquisition that were paid during the third quarter of 2005 totaling $0.1 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates.

Steel Valley Plastics

On December 14, 2005, the Company acquired substantially all of the assets of SVP. The purpose of this acquisition was to expand the Company’s presence in the bulk water bottle market in the northeastern and midwestern United States. The Company paid cash of $3.3 million. The results of operations of SVP have been consolidated with the Company’s operating results since the acquisition date, December 14, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 14, 2005. The Company is in the process of finalizing the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands)
Cash	$12
Accounts receivable	422
Inventory	189
Property and equipment, net	1,365
Goodwill and intangible assets	1,570

Total assets acquired	3,558

Accounts payable	222
Accrued liabilities	14

Total liabilities assumed	236

Net assets acquired	$3,322

The Company allocated the total purchase price of $3.3 million, net of cash received of approximately $12,000 and including direct costs incurred for the acquisition that were paid during December 2005 totaling $0.1 million, over the fair value of the assets acquired and liabilities assumed. The Company expects to finalize the SVP purchase price allocation by March 31, 2006.

Assuming the SVP, Mayfair and STC acquisitions occurred as of the beginning of the periods presented, the Company’s unaudited pro forma condensed consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2005 and 2004 would have been:

	Year Ended
	2005	2004
	(Amounts in thousands)
Net Sales	$859,747	$793,950
Net Loss	$(16,609)	$(14,479)

3. GOODWILL

The following table presents the activity in goodwill for the years ended December 31, 2005 and 2004 (amounts in thousands):

Balance at January 1, 2004	$209,859
Activity	—

Balance at December 31, 2004	209,859
STC Acquisition	5,023
Mayfair Acquisition	2,975
SVP Acquisition	1,570

Balance at December 31, 2005	$219,427

Prior to the 2005 acquisitions, a majority of the goodwill on the Company’s balance sheet is a result of the July 9, 1999 acquisition of the domestic plastic packaging assets of Suiza Foods Corporation, now doing business as Dean Foods Company, by Reid Plastics, Inc., the accounting acquirer. The remaining goodwill is a result of prior acquisitions by Reid Plastics, Inc.

The Company allocated the excess of the 2005 acquisition costs over the fair value of the assets acquired and liabilities assumed to goodwill. Factors that contributed to a purchase price resulting in goodwill for the SVP acquisition included synergies related to the expansion of the Company’s presence in the bulk water bottle market in the northeastern and midwestern United States. Factors that contributed to the Mayfair purchase price resulting in goodwill included synergies with the Company’s West Coast customers and complements to the Company’s existing beverage and wheel plants in Southern California. Factors that contributed to the STC purchase price resulting in goodwill included synergies which would provide growth into additional market segments and offer customers a comprehensive PC package.

4. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Deferred financing costs	$18,559	$18,543
Customer owned molds, deposits and other	8,608	6,071
Intangible assets	6,961	5,039

	34,128	29,653
Less accumulated amortization	(12,900)	(9,057)

	$21,228	$20,596

The Company’s purchased intangible assets, primarily customer contracts acquired through the normal course of business and customer lists acquired through the STC and Mayfair acquisitions, are amortized over the estimated useful life of the respective assets, which is 3-7 years. They are carried at cost of $7.0 million less accumulated amortization of $1.2 million at December 31, 2005, compared to a cost of $5.0 million less accumulated amortization of $3.3 million at December 31, 2004. The aggregate amortization of intangible assets for the twelve months ended December 31, 2005, 2004 and 2003 was $2.3, $1.3 and $2.8 million, respectively. Of this amortization, $1.5 and $1.2 and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to customer contract amortization, which is an offset to sales. The annual estimated amortization expense is as follows (amounts in thousands):

Year ending December 31,
2006	$1,280
2007	1,114
2008	1,114
2009	1,080
2010-2011	1,190

$5,778

5. INVENTORIES

Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Finished goods	$27,697	$26,140
Raw materials	27,242	38,032

	$54,939	$64,172

6. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Rebate receivables	$17,077	$13,348
Parts and supplies inventory	8,119	8,136
Other current assets	4,197	5,987

	$29,393	$27,471

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Machinery and equipment	$383,167	$353,983
Leasehold improvements	21,291	21,441
Buildings	21,001	22,166
Furniture and equipment	13,198	9,905
Land	8,884	9,763
Capital leases	803	—

	448,344	417,258
Less accumulated depreciation	(201,977)	(173,831)

	246,367	243,427
Construction in progress	12,967	15,786

	$259,334	$259,213

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $38.9, $37.4 and $37.0 million, respectively.

The Company acquired certain capital leases as part of the STC acquisition, which consists of machinery and equipment with a net book value of $0.7 million as of December 31, 2005.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Rebates accrual	$20,860	$16,715
Employee compensation and benefits	11,343	12,289
Accrued interest	8,790	9,489
Accrued pension	6,189	6,330
Other accruals	5,647	6,882
Accrued taxes	2,305	2,516
Accrual for customer claims	359	712
Provision for lease commitments	157	191

	$55,650	$55,124

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Senior credit facility-term loans—7.5%	$216,700	$218,900
Senior secured discount notes—10 3/4%	177,685	160,021
Senior subordinated notes—10 1/8%	185,000	185,000
Promissory notes—2.9%-6.0%	4,246	—
Capital lease obligations	591	—

	584,222	563,921
Less current portion	(4,068)	(2,200)

	$580,154	$561,721

On May 20, 2004, the Company entered into a senior credit facility (the “Senior Credit Facility”) that included a $220.0 million term loan and a $45.0 million revolving credit facility (the “Revolver”), of which $10.0 million was drawn on the transaction date. On the same date, the Company issued $207.0 million aggregate principal amount due at maturity of 10  3/4% senior secured discount notes which generated proceeds of approximately $150.1 million. Additionally, the Company’s parent, Holdings, made a $45.0 million capital contribution from the proceeds of its sale of Series B Convertible Preferred Units. The proceeds from the new term loan, the senior secured discount notes and the capital contribution were used to permanently repay outstanding borrowings, accrued interest, deferred interest and deferred fees of $13.0 million under the Company’s then existing senior credit facility, and fees of approximately $11.4 million related to the refinancing. These fees have been deferred and are included in intangibles and other assets in the accompanying consolidated balance sheet and are being amortized over the terms of the applicable debt. The retirement of the Company’s then existing debt also required the write-off of related deferred financing costs in the amount of $6.5 million, which is included in 2004 interest expense in the accompanying consolidated statement of operations and comprehensive loss.

Senior Credit Facility—The Senior Credit Facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility. The term loan facility and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $216.7 million was outstanding at December 31, 2005. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

Revolver

At December 31, 2005, we had $2.9 million funded borrowings outstanding on the Revolver, and $12.3 million was reserved for outstanding standby letters of credit, leaving $29.8 million available for future borrowings.

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

As of December 31, 2005, the term loan bore an interest rate of 7.5% and the Revolver borrowings bore an interest rate of 10.0%. Interest on base rate loans is paid on a quarterly basis. Interest on Eurodollar loans is paid on the last day of each interest period applicable thereto, and, if the interest period is longer than three months, on the date occurring at three month intervals after the first day of the interest period. In addition, the Company pays a commitment fee on the unused commitments under the revolving credit facilities ranging from 0.50% to 0.75% on an annual basis dependent on its senior secured term debt leverage ratio, payable quarterly in arrears. The fee percentage at December 31, 2005 was 0.75%.

The Senior Credit Facility also provides for mandatory repayments from the net proceeds of asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended December 31, 2005.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of December 31, 2005, the accreted value of the notes, upon which interest expense was calculated, was $177.7 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2005, the estimated fair value of the senior secured discount notes was $174.9 million.

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

Senior Subordinated Notes—The senior subordinated notes that were issued in July 1999 have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At December 31, 2005, the estimated fair value of the senior subordinated notes was $116.6 million.

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

The Senior Credit Facility, the senior secured discount notes and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on the Company’s equity interests or repurchase the Company’s equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on the Company’s assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all the Company’s assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital spending covenant. At December 31, 2005, the Company was in compliance with all covenants under the Senior Credit Facility, the senior secured discount notes and the senior subordinated notes, including those related to the acquisitions that occurred during 2005.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described in Note 2, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a rate of 2.9% per annum and are guaranteed by the Company. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to the Company’s acquisition of Mayfair as described in Note 2, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes became the obligation of STC. The $2.0 million note bears interest at a rate of 6.0% per annum, and STC is required to repay principal and interest in two equal installments on July 1, 2006 and July 1, 2007. The $0.7 million note bears interest at a rate of 3.5% per annum. All outstanding and unpaid principal and interest are due and payable by STC on March 15, 2006. These notes are guaranteed by the Company.

Scheduled Maturities—The scheduled annual maturities of long-term debt at December 31, 2005, were as follows (amounts in thousands):

Year ending December 31,
2006	$4,068
2007	3,370
2008	213,977
2009	392,112
2010	10

Total amounts due at maturity	$613,537
Less: Unamortized discount on senior secured discount notes	(29,315)

$584,222

10. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Accrued pension	$18,634	$19,906
Insurance reserve	6,410	6,936
Noncancellable lease commitments on closed facilities	6,306	6,321
Deferred income	3,851	1,314
Stock options issued to former STC shareholders	3,000	—
Accrued post-retirement benefits	2,524	2,680
Other	676	—

	$41,401	$37,157

11. RESTRUCTURING ACCRUALS

In connection with the acquisition of Suiza Packaging in 1999, the Company developed a restructuring plan that resulted in a restructuring charge of $1.5 million in the third quarter of 1999 due to the closing of its corporate administrative and accounting office in California and the consolidation of those operations with Suiza Packaging. In the fourth quarter of 1999, the Company recognized a restructuring charge of $7.2 million in connection with plans to close certain Reid Plastics manufacturing facilities. The remaining restructuring accrual totaling $2.9 million as of December 31, 2005 relates to lease payments, partially offset by sublease income.

On October 14, 1997, one of the Company’s predecessor companies, Reid Plastics, Inc., recorded a restructuring charge of $9.2 million representing a provision for loss on closed facilities in California subject to operating leases. The remaining restructuring accrual totaling $3.5 million as of December 31, 2005 relates to lease payments partially offset by sublease income.

Reconciliation of the pre-acquisition and post-acquisition restructuring expenses during 2003, 2004 and 2005 were as follows:

	1997 Restructuring	1999 Restructuring
	(Amounts in thousands)
Balance at January 1, 2003	$3,811	$3,131
2003 charges	(103)	(81)

Balance at December 31, 2003	3,708	3,050
2004 charges	(159)	(87)

Balance at December 31, 2004	3,549	2,963
2005 charges	(95)	(59)

Balance at December 31, 2005	$3,454	$2,904

Items charged to the accrual in all years presented relate to lease payments, less sublease income.

12. EMPLOYEE BENEFITS

The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries and currently contributes to one multi-employer union pension plan.

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

Benefit Obligations. The following table provides a reconciliation of the beginning and ending benefit obligation for the defined benefit plans and the post-retirement plan:

	Pension Benefits		Other Post-Retirement Benefits
	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2004
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$93,765	$89,065	$2,259	$6,985
Service cost	697	651	57	92
Interest cost	5,515	5,582	121	334
Amendments	—	320	—	(4,903)
Actuarial loss	2,965	4,634	108	80
Benefits paid	(5,997)	(6,487)	(277)	(329)

Benefit obligation at December 31	$96,945	$93,765	$2,268	$2,259

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	n/a	n/a

The accumulated benefit obligation of the Company’s pension plans at the end of 2005 and 2004 was $96.9 million and $93.8 million, respectively.

Plan Assets. The reconciliation of the beginning and ending balances of the fair value of plan assets was as follows:

	Pension Benefits		Other Post- Retirement Benefits
	2005	2004	2005	2004
	(Amounts in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$67,529	$60,294	$—	$—
Actual return on plan assets	4,316	5,787	—	—
Employer contribution	6,274	7,935	277	329
Plan participant contribution	—	—	116	216
Benefits paid	(5,997)	(6,487)	(393)	(545)

Fair value of plan assets at December 31	$72,122	$67,529	$—	$—

The expected long-term rate of return on the Company’s pension plan assets was 8.5% and 8.75% in 2005 and 2004, respectively. The Company’s post-retirement benefits are funded as claims are incurred. The weighted average asset allocation for these plan assets at the end of 2005 and 2004 and the target allocation for 2006, by asset category, follows:

	Target Allocation	Percentage of Plan Assets At December 31
Asset Category	2006	2005	2004

Equity Securities	60%	60%	66%
Fixed Income	40%	40%	34%

	100%	100%	100%

Subject to the limitation on deductibility imposed by federal income tax laws, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. The Company also considers additional contributions, subject to cash flow constraints. Plan assets are held in a master trust and are composed primarily of common stock, corporate bonds, and United States government and government agency obligations, based on the target allocations noted above.

Funded Status. The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets as of December 31 follows:

	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
Funded status	$(24,823)	$(26,236)	$(2,268)	$(2,259)
Unrecognized actuarial loss (gain)	30,887	29,304	(203)	(345)
Unrecognized prior service cost	—	312	—	—

Prepaid (accrued) benefit cost	$6,064	$3,380	$(2,471)	$(2,604)

Accrued benefit liability	$(24,823)	$(26,236)	$(2,471)	$(2,604)
Intangible asset	—	312	—	—
Accumulated other comprehensive income	30,887	29,304	—	—

Net amount recognized	$6,064	$3,380	$(2,471)	$(2,604)

Expected Cash Flows. The Company’s expected contributions for all defined benefit pension plans during 2006 are $6.2 million.

Estimated Future Benefit Payments. The Company’s expected future benefit payments under pension and other post-retirement plans, using the same assumptions used to estimate the Company’s benefit obligation at December 31, 2005, are as follows:

	Pension	Post- Retirement
Year ending December 31
2006	$6,200	$128
2007	6,318	131
2008	6,398	127
2009	6,518	124
2010	6,624	122
2011 to 2015	34,833	588

Net Period Costs. The components of the net period cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(Amounts in thousands)
Service cost	$697	$651	$851	$57	$92	$133
Interest cost	5,515	5,581	5,409	121	334	413
Expected return on plan assets	(5,745)	(5,360)	(4,656)	—	—	—
Amortization of prior service cost	128	192	282	—	—	—
Recognized actuarial gain (loss)	2,994	2,807	3,293	(34)	(11)	—
Recognized curtailment	—	—	—	—	(4,903)	—

Net periodic benefit cost	$3,589	$3,871	$5,179	$144	$(4,488)	$546

Prior service costs resulting from collective bargaining agreements are amortized over the life of the contracts. Other amortizations occur over the future working lifetimes.

The Company’s major assumptions used to determine net cost for pension plans are presented as weighted averages:

	Pension Benefits			Other Post-Retirement Benefits
	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Discount rate	6.00%	6.25%	6.50%	6.00%	6.25%	6.50%
Expected return on plan assets	8.50%	8.75%	9.00%
Rate of compensation increase	n/a	5.00%	5.00%
Health care cost trend rates:
Initial				7.00%	8.00%	9.00%
Ultimate				6.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate				2007	2007	2007

The selected long-term rate of return on the plans’ assets was based primarily on the allocation of the plans’ assets. Analysis of the historic returns of the various included asset classes combined with projections of future returns were considered in setting the long-term rate of return. The Company reviews these factors annually to ensure the assumption used is consistent with these trends. The Company has elected to keep the asset return assumption consistent with 2005 at 8.5% for the 2006 fiscal year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase in assumed health care cost trend rates would increase the total of the service and interest cost components for 2005 and the post-retirement benefit obligation as of December 31, 2005 by $18,000 and

$169,000 respectively. A 1% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2005 and the post-retirement benefit obligation as of December 31, 2005, by $16,000 and $155,000, respectively.

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

The Company’s defined contribution plan expense was $1.5, $1.3 and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Multi-employer Plans—The Company currently contributes to a multi-employer pension plan and a medical retiree trust. The Company’s expense related to these plans was $1.0 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

Option Plans—At the formation of the Company, Holdings adopted a 1999 Unit Option Plan to provide some of the Company’s key employees with options to acquire up to 596,206 or 5.5%, on a fully diluted basis, of the member units of Holdings. The number of options available under this plan and two amended and restated versions of the plan (collectively referred to below as the “CCH Option Plan”) has since been increased to 27,690,000, pursuant to resolutions of the management committee to account for, among other things, the dilution in value of the underlying common units as a result of the issuance of Series B Convertible Preferred Units in connection with the May 2004 refinancing. As of December 31, 2005, there were 19,237,999 options outstanding with an average exercise price of $0.05 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under the CCH Option Plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements.

In addition to options to purchase member units in Holdings that were granted to some of the Company’s key employees under the CCH Option Plan, certain of the Company’s current and former employees hold options to purchase member units of Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, called the Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan (the “Franklin Replacement Option Plan”), the rights to acquire 129,658 member units were outstanding at December 31, 2005. The compensation committee of the management committee administers each of these option plans.

During 2003, in an effort to properly align the option values with the current performance of the Company, all outstanding options under the CCH Option Plan with a strike price of $6.50 or $15.00 were re-priced to $1.00. Other terms of the options (except for changes in certain terms affecting vesting and termination of options) were not changed by this amendment. Additionally, in 2004, following the Company’s refinancing, the management committee further reduced the exercise price on all outstanding options under the CCH Option Plan from $1.00 to $0.05 and awarded additional options to certain employees. The impact on the financial statements of these re-pricing transactions was negligible. As these options relate to the parent company’s securities, the expense has been reflected in the Company’s consolidated statements of operations and as a capital contribution in the parent company financial statements.

The fair value for options granted under the above described plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.35%	3.73%	4.20%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	0.0%
Expected life (years)	5	5	5

The estimated fair value for the options granted in 2005 on the date of grant was $0.3 million. For this reason, approximately $17,000 compensation expense was recognized related to the grant of these options in 2005. No compensation expense was recorded for options issued in 2004 or 2003.

Option activity for both the CCH Option Plan and the Franklin Replacement Option Plan for the years ending December 31, 2003, 2004 and 2005 (excluding the STC options discussed after the tables) is summarized below:

	Shares	Weighted average exercise price
Unexercised at January 1, 2003	1,029,918	$9.59
Granted	271,384	1.00
Forfeited or exercised	(78,741)	7.98

Unexercised at December 31, 2003	1,222,561	2.07
Granted	21,449,738	0.05
Forfeited or exercised	(62,701)	13.37

Unexercised at December 31, 2004.	22,609,598	0.08
Granted	4,215,000	0.05
Forfeited or exercised	(10,646,941)	0.05

Unexercised at December 31, 2005	16,177,657	$0.09

The following table summarizes the information about stock options outstanding at December 31, 2005 under both the CCH Option Plan and the Franklin Replacement Option Plan (excluding the STC options discussed after the tables):

	Options Outstanding		Weighted average exercise price	Options Exercisable
		Weighted Average Remaining Contractual Life
	Shares			Shares	Weighted average exercise price
Range of exercise prices:
$0.05	16,047,999	7	$0.05	8,489,216	$0.05
$3.40	105,059	5	3.40	105,059	3.40
$10.19	24,599	4	10.19	24,599	10.19

	16,177,657			8,618,874

In addition to the options outstanding discussed above, in 2005, in conjunction with the acquisition of STC, discussed in more detail at Note 2, 3.19 million options were issued under the CCH Plan to the former shareholders of STC, and these options remain outstanding as of December 31, 2005. The options have a strike price of $0.05 and are fully vested; however, they are exercisable only upon certain liquidity events of Holdings.

The options include a commitment to repurchase the options for an aggregate purchase price of no less than $3.0 million dollars upon the same liquidity event and have a contractual life of ten years, which automatically renews for successive ten-year periods until all options have been exercised. The option grants are recorded as a long-term liability on the Company’s consolidated balance sheet.

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

Each participant’s award is subject to reduction or forfeiture due to certain events including termination of the participant’s employment with the Company prior to the occurrence of a liquidity event, depending on the reason for such termination of employment.

The aggregate of all awards granted under the LTIP (which includes two separate pools referred to as Bonus Pool-A and Bonus Pool-B) is limited to a maximum payout of approximately $11.8 million, which includes maximum potential payouts of approximately $8.8 million under Bonus Pool-A and approximately $3.0 million under Bonus Pool-B. The compensation committee of Holdings’ management committee administers the plan. In February 2006, the compensation committee approved a reallocation of Bonus Pool-A shares that were forfeited by three employees upon leaving the Company. Such reallocation will be made to those Bonus Pool-A participants who are currently employed by the Company. Also in February 2006, the compensation committee approved an advance of a portion of Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid no later than the end of the first quarter of 2007. The advance will equal 50% of an estimate of Bonus Pool-A. Such estimate will be calculated as if there were a liquidity event on December 31, 2006. Details of the advance have not been finalized as of the filing of this report.

13. INCOME TAXES

As a limited liability company legal entity, the Company does not pay United States federal income taxes under the provisions of the Internal Revenue Code. For this entity, the reported amount of its assets net of the reported amount of its liabilities are exceeded by the related tax basis of its assets net of liabilities by $223.7 million at December 31, 2005 and $217.9 million at December 31, 2004. However, the Company is required to distribute cash to its sole member, Holdings, to allow its equity members to pay income and franchise tax on their share of income or loss. Total distributions, net of refunds received on the overpayment of the equity members’ prior year taxes, for the years ended December 31, 2005, 2004 and 2003 were $0.1, $0.1 and ($0.9) million, respectively. The Company estimates that there will be no tax distributions in 2006 for 2005.

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

In addition, the equity members of Holdings will be subject to United States income taxes upon the distribution to the Company of un-remitted earnings from the Company’s foreign subsidiaries of $1.9, $4.8 and $4.5 million as of December 31, 2005, 2004, and 2003, respectively. A determination of the United States income tax liability for each of the equity members related to the ongoing foreign entities is not practicable. As of December 31, 2005, management has not made any plans to distribute un-remitted earnings of the Company’s ongoing foreign operations. Therefore, un-remitted earnings will be reinvested as part of the Company’s ongoing foreign operation.

The amalgamation of two of the Company’s wholly owned foreign subsidiaries in 2004 and the acquisitions of two United States domestic corporations during 2005, STC and Mayfair, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), for financial reporting purposes.

At December 31, 2005, Reid Canada, Inc., a wholly owned subsidiary of the Company, has net operating loss carryforwards of $3.1 million for income tax purposes that expire in years 2008 through 2015. These carryforwards were primarily generated in Reid Canada, Inc.’s former sister company, Stewart/Walker Plastics Ltd., and pursuant to the amalgamation of Reid Canada, Inc. and Stewart/Walker Plastics Ltd., the net operating losses are owned by Reid Canada, Inc. A valuation allowance of $1.9 million has been established against the deferred tax asset related to the net operating loss due to uncertainty regarding the entity’s ability to generate taxable income.

The provision for income taxes consisted of:

2005
(In thousands)
Current Provision:
Federal	$(197)
State	(61)
Foreign	28

Total Current Provision	(230)

Deferred Provision:
Federal	(173)
State	(44)
Foreign	(393)

Total Deferred Benefit	(610)

Total Benefit	$(840)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

2005
(In thousands)
Current Deferred Tax Assets:
Accruals and Reserves	$49
Inventories	38
Net Operating Loss Carryforwards	258

Total Current Deferred Tax Assets	345

Non-Current Deferred Tax Assets:
Net Operating Loss Carryforwards	1,107

Total Non-Current Deferred Tax Assets	1,107

Valuation Allowance	(638)

Net Non-Current Deferred Income Tax Assets	469

Net Deferred Income Tax Assets	814

Current Deferred Tax Liabilities:
State Taxes	20

Non-Current Deferred Tax Liabilities:
Fixed Assets	924
Amortizable Intangibles	2,075

Total	2,999

Total Deferred Tax Liabilities	3,019

Net Deferred Tax Asset (Liability)	$(2,205)

The difference between the actual income tax provision and an amount computed by applying the United States federal statutory rate for corporations to earnings before income taxes is attributable to the following:

2005
(In thousands)
Income tax at U.S. federal statutory rate	$(5,861)
Legal entity loss not subject to federal income tax	4,006
Foreign loss without current tax benefit	1,259
Other	(179)
State tax, net of federal effect	(70)
Permanent differences	5

$(840)

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company is obligated under capital leases for certain machinery and equipment, the last of which expires in 2010 (see Note 9).

The Company leases certain property, plant and equipment used in its operations under non-cancelable operating lease agreements. Such leases, which are primarily for facilities, machinery and equipment and vehicles, have lease terms ranging from one to twenty-four years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense for such leases was $17.7, $19.9 and $24.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments at December 31, 2005, are summarized below (dollar amounts in thousands):

Operating Leases
Year ending December 31:
2006	$16,883
2007	15,384
2008	14,490
2009	12,131
2010	11,153
Thereafter	26,868

Total minimum payments required(1)	$96,909

(1)	Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under non-cancelable subleases. Included in operating lease expense is $3.3 million in lease payments related to a sales leaseback transaction in 2001.

Contingencies—The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements.

On May 18, 2005, the Company initiated suit in the United States District Court for the Western District of Tennessee against customer Warren Unilube for Warren’s anticipated breach of contract. In the suit, the Company contended that a contract they entered into with former customer Coastal Unilube was assigned to Warren Unilube by Coastal and that Warren is therefore bound by the contract until at least December 31, 2007. Warren, however, had indicated to the Company in early 2005 that it intended to stop purchasing from us before the December 2007 date. We have obtained an injunction against Warren, such that it is now under court order to continue purchasing from us according to the contract until a trial is held on the matter. Warren represents the significant share of the sales volume at the Company’s West Memphis facility, with the facility totaling $14.7 million in sales in 2005. Sales to Warren were also recognized out of the Company’s Memphis facility in 2005.

In the United States and in the other countries in which the Company operates, the Company is subject to national, state, provincial and/or local environmental, health and safety laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, storage, treatment, disposal, and management of, many kinds of substances, materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of solid and hazardous substances and materials. Environmental laws and regulations can be complex and change often and the Company cannot reliably predict the effect that future changes in environmental laws and regulations in the United States and in other countries in which the Company operates could have on them. Compliance with these laws and regulations can require significant capital and other expenditures, and violations may result in substantial damages, fines and penalties. In addition, environmental laws in the United States, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes, impose liability for the investigation and cleanup of contaminated soil, groundwater, and buildings, and for damage to natural resources. For example, contamination at properties formerly owned or operated by the Company, as well as at properties the Company currently own or operate, and properties to which hazardous substances may have been sent by the Company, may result in liability for the Company under these environmental laws and regulations. As a manufacturer, the Company also has an inherent risk of liability under environmental laws and regulations regarding ongoing operations. Many of these manufacturing processes also require expenditures in order to comply with health and safety laws such as the Occupational Safety and Health Administration regulations with respect to potential employee exposure.

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

On or about June 24, 2004, the Company received a document production subpoena initiated by the Federal Environmental Protection Act (“EPA”), Criminal Investigation Division, regarding removal of about 300 linear feet of asbestos-containing materials that occurred during a 2003 partial renovation of the Company’s property at 6300 Strawberry Lane, Louisville, Kentucky. After reviewing the Company’s response, the EPA informed them that it had decided not to pursue the matter. On or before February 17, 2005, the Company received a Notice of Violation from the Louisville-Jefferson County Air Pollution Control District regarding the same removal activities, alleging a $68,400 civil penalty, and inviting the Company to enter into a settlement agreement, known as an Agreed Board Order. Subsequently, the Company entered into an Agreed Board Order with APCD settling the alleged violations without admission of any wrongdoing.

During 2005, the Company received correspondence from the EPA and/or private parties relating to five separate Superfund sites – (1) the Federal HIMCO Dump Superfund Site, Elkhart, Indiana, (2) the Duane Marine Superfund Site, Perth Amboy, New Jersey, (3) the Lammers Barrel Factory Superfund Site, Beaver Creek, Ohio, (4) the Malone Service Company Site in Texas City, Texas and (5) the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”). Such correspondence invited the Company to participate in activities being pursued by potentially responsible parties (“PRPs”) with respect to these sites including, for example, joining a PRP group, financing cleanup work being conducted by a PRP group, etc.

In matters (1) through (4) in the preceding paragraph, the Company received the correspondence as the alleged successor to the interests of Continental Can Company (“Continental Can”). As the successor in interest to certain of Continental Can’s assets and liabilities, the Company investigated each of these matters to determine whether or not we have any responsibility with respect to the sites. In each case, as a result of these investigations, the Company either submitted a response indicating the Company’s belief that we are not responsible for any potential Continental Can liability at such sites or declined to pay requested amounts. The Company has not received replies to such responses. The Company cannot estimate with certainty the ultimate legal and financial liability with respect to any of the foregoing matters but believe, based on their examination of these matters, experience to date and discussions with counsel, that any ultimate liability will not be material to their financial position, results of operations or cash flows.

In matter (5) above (i.e., the Spectron Site), on or about July 22, 2005, the Company received a de minimis settlement agreement proposal from the EPA, offering to resolve the Company’s alleged liability for the site for payment of $5,954.80. The EPA’s settlement proposal was addressed to “RXI Plastics, Inc. (Continental Plastics)” in care of “Consolidated Container Company.” On August 18, 2005, without admitting any liability for Continental Plastics, RXI Plastics or the Spectron Site, and despite the Company’s belief that they are not responsible for this site, the Company notified the EPA of their agreement to enter into this de minimis settlement. The Company is waiting for notification from the EPA confirming the entry of a Consent Decree effecting the settlement. Such confirmation would, the Company believes, eliminate any further legal or financial liability with respect to this site.

On or about January 10, 2006, the Company received notice that they were being impleaded as a third-party defendant in DMJ Associates, LLC v. Capasso, et al., a lawsuit in the United States District Court for the Eastern District of New York. In this case, third-party plaintiff Exxon Mobil is seeking contribution from Consolidated Container Company, as alleged successor in interest to Continental Can, for costs incurred pursuant to a settlement that Exxon entered into after being sued by DMJ Associates under the provisions of CERCLA. The site at issue is located in Queens, New York. However, Consolidated Container Company is not the successor in interest to Continental Can at the Queens, New York site, or at any site near the Queens site. As such, the Company believes that they are not responsible for this site and have requested dismissal from the suit.

The Company has also been made a party, improperly they believe, to several private lawsuits involving alleged asbestos exposure and hearing loss. The basis for their presence in these lawsuits was the plaintiffs’ mistaken belief that Consolidated Container Company was the successor in interest for all former Continental Can sites. Because Consolidated Container Company is the successor in interest for only a fraction of the former Continental Can sites, none of which have been involved in the asbestos and hearing loss cases thus far, the Company has provided evidence that they are not the successor in interest to the sites at issue and have requested dismissal from these suits. At this time, the court has voluntarily dismissed the Company from the following lawsuits: Rauen v. A.W. Chesterton, et al. (involving alleged asbestos exposure at a site in Chicago, Illinois); and Anderson v. Smurfit-Stone Container Enterprises, et al. (involving alleged hearing loss at a site in Hodge, Louisiana). At this time, a motion has been filed seeking to voluntarily dismiss us from the following lawsuit, but no order has been entered: Powell v. American Standard, Inc., et al. (involving an alleged exposure site in Augusta, Georgia). At this time, the Company is still a party to the following asbestos lawsuits, but it is their position that they were improperly made a party, as they have no responsibility for the alleged exposure sites: Holmes v. Allied Manufacturing Company, Inc., et al. (involving an alleged exposure site in Hopewell, Virginia); Hutchinson v. Georgia-Pacific Corporation, et al. (involving an alleged exposure site in Hodge, Louisiana).

Although compliance with environmental laws and regulations requires ongoing expenditures and clean-up activities, the Company’s capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 2005 and are not expected to be material in 2006. Additionally, the Company’s capital expenditures related to safety were not material in 2005 and are not expected to be material in 2006. The Company believes that they are in material compliance with all applicable national, state, provincial and local environmental and safety laws and regulations. The Company is currently not engaged in any clean-up activities required by governmental regulatory authorities under environmental laws and regulations.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the year ended December 31, 2005 under the terms of the 1997 agreement.

In addition, the Company is a party to employment agreements with certain officers that provide for minimum compensation levels and performance-based incentive bonuses along with provisions for termination of benefits in certain circumstances.

The Company also has a Long-Term Incentive Plan for some of the key employees of the Company, which is described more fully in Note 12. Under this plan, if a liquidity event occurs and certain criteria are met, cash payments will be made to participants in this plan.

15. RELATED PARTY TRANSACTIONS

Management Agreement—In April 1999, the Company entered into a management agreement with Vestar Capital Partners to provide ongoing management services. The Company pays Vestar Capital Partners an annual fee of the greater of $500,000 or 0.42% of the prior year’s earnings before interest, taxes, depreciation and amortization and all out-of-pocket expenses regarding these services.

Simultaneously, during the formation of the Company on July 9, 1999, the Company entered into the following agreements:

•	Supply Agreements—The Company entered into supply agreements with Suiza Foods Corporation, now doing business as Dean Foods Company. The prices for bottles and bottle components are based on the prices that were in effect in July 1999 between Suiza Foods and the Company and are subject to adjustment based on changes in raw material, manufacturing and delivery costs. In June 2004, the Company amended and restated its bottle components agreement with Dean Foods, providing for, among other things, an expiration date of December 31, 2006. The HDPE and PET bottle supply agreements are scheduled to expire on July 2, 2006.

•	Trademark License Agreement—The Company entered into a trademark license agreement with Continental Can Company, Inc. (“Continental Can”), a wholly owned subsidiary of Suiza, now doing business as Dean Foods Company. Continental Can granted the Company a nonexclusive license to use some of its trademarks in the United States. The trademark license is royalty-free as long as Dean Foods owns 10% or more of Holdings. Should Dean Foods’ ownership interest fall below 10%, an annual royalty of $100,000 would be charged to the Company.

The Company had bottle and resin sales to Dean Foods of approximately $236.9, $191.6 and $160.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Accounts receivable from Dean Foods, net of amounts owed at December 31, 2005 and 2004, amounted to approximately $24.4 and $17.3 million, respectively.

In connection with the refinancing in May 2004, Holdings sold 45,000 Series B Convertible Preferred Units to Vestar CCH Preferred LLC, an affiliate of Vestar Capital Partners III, L.P., and to Franklin Plastics, Inc., an affiliate of Dean Foods Company, for $1,000 per unit in cash. Consolidated Container Holdings then made a capital contribution to the Company of the $45.0 million in proceeds received from the sale of the Series B Convertible Preferred Units. This contribution, offset by the associated issuance costs for which the Company paid on behalf of Holdings, has been recorded in member’s deficit on the Company’s consolidated balance sheet.

In addition to Dean Foods’ investment in connection with the refinancing discussed above and purchase of bottles and resin from the Company, during 2004 the Company sold three of their manufacturing plants (each of which operated on-site at a Dean Foods’ filling location) to Dean Foods for an aggregate of approximately $2.8 million in an arm’s length transaction.

16. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Period Ended	Balance at Beginning of Period	Provision	Recoveries (Write-offs)	Balance at End of Period
	(Amounts in thousands)
December 31, 2003	$1,414	92	(213)	$1,293
December 31, 2004	$1,293	632	(761)	$1,164
December 31, 2005	$1,164	669	(393)	$1,440

17. GUARANTOR FINANCIAL STATEMENTS

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