Form 10-Q
period 2006-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2006-05-03
CIK 1095531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

As of May 1, 2006, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$525	$1,098
Accounts receivable (net of allowance for doubtful accounts of $1,617 in 2006 and $1,440 in 2005)	119,390	115,688
Inventories	49,458	54,939
Other current assets	18,600	29,393

Total current assets	187,973	201,118
PROPERTY AND EQUIPMENT, Net	258,287	259,334
GOODWILL	219,075	219,427
INTANGIBLES AND OTHER ASSETS	20,102	21,228

	$685,437	$701,107

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$87,602	$103,714
Accrued liabilities	46,487	55,650
Revolving credit facility	8,100	2,900
Current portion of long-term debt	3,401	4,068

Total current liabilities	145,590	166,332
LONG-TERM DEBT	584,185	580,154
OTHER LIABILITIES	40,217	41,401
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

MEMBER’S DEFICIT:
Member’s deficit	(53,680)	(55,914)
Accumulated other comprehensive income (loss):
Foreign currency translation	12	21
Minimum pension liability	(30,887)	(30,887)

Total member’s deficit	(84,555)	(86,780)

	$685,437	$701,107

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$223,523	$205,020
Cost of sales	194,017	188,730

Gross profit	29,506	16,290
Selling, general and administrative expense	11,871	11,134
Amortization expense	307	83
Loss on disposal of assets	235	3,424

Operating income	17,093	1,649
Interest expense	14,859	12,998

Income (loss) before taxes	2,234	(11,349)
Income tax expense (benefit)	54	(223)

Net income (loss)	2,180	(11,126)

Other comprehensive loss:
Foreign currency translation adjustment	(9)	(12)

COMPREHENSIVE INCOME (LOSS)	$2,171	$(11,138)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,180	$(11,126)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,214	11,676
Amortization of debt issuance costs	747	729
Stock based compensation	63	165
Loss on disposal of assets	235	3,424
Accretion of discounted notes	4,772	4,244
Changes in operating assets and liabilities, net of the effect of the acquisitions
Accounts receivable	(3,707)	(17,262)
Inventories	5,481	4,266
Other current assets	10,793	7,860
Other assets	(655)	(916)
Accounts payable	(16,112)	9,082
Accrued liabilities	(8,873)	(5,654)
Other liabilities	(1,184)	(1,723)

Net cash flow from operating activities	4,954	4,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,256)	(6,579)
Net change in investments	—	1
Proceeds from disposal of property and equipment	51	10
Cash paid for acquisitions (net of cash acquired of $0 in 2006 and $350 in 2005)	(246)	(5,343)

Net cash flow from investing activities	(9,451)	(11,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving lines of credit	5,200	4,900
Payments on notes payable to banks, capital leases and promissory notes	(1,258)	(573)
Proceeds from the exercise of options	8	—
Payment of debt issuance costs	—	(3)
Tax distribution to the benefit of the member	(17)	(86)

Net cash flow from financing activities	3,933	4,238

Effect of foreign currency exchange rate changes on cash	(9)	(12)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(573)	(2,920)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,098	7,896

CASH AND CASH EQUIVALENTS, END OF PERIOD	$525	$4,976

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,983	$13,210

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$—	$2,311

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$—	$3,000

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results of operations and cash flows for the three months ended March 31, 2006 and the corresponding balance sheet as of March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, which concluded that entities that enter into inventory purchase and sales transactions with the same counterparty, in contemplation of one another, should combine the transactions and treat them as nonmonetary exchanges involving inventory. Nonmonetary exchanges of finished goods for raw material and finished goods for work-in-process in the same line of business should be recorded at fair value. All other inventory-for-inventory exchange transactions within the same line of business do not culminate the earnings process and therefore should be recognized at carrying value. The EITF is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring, in interim or annual reporting periods beginning after March 15, 2006. The Company will adopt this EITF in the quarter ended June 30, 2006 and it does not anticipate that the implementation will have a material impact on its financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	BUSINESS ACQUISITIONS

STC Plastics, Inc. (“STC”)

On February 15, 2005, the Company acquired STC with the primary purpose of entering into additional polycarbonate (“PC”) market segments. The results of operations of STC have been consolidated with the Company’s operating results since the acquisition date, February 15, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 15, 2005. During 2005, the Company finalized the valuation of certain intangible assets.

(Amounts in thousands)
Current assets	$4,009
Long-term assets	4,482
Goodwill	4,873

Total assets acquired	13,364

Current liabilities	1,297
Long-term liabilities	3,385

Total liabilities acquired	4,682

Net assets acquired	$8,682

During the first quarter of 2006, the Company finalized the allocation of the total purchase price of $9.9 million, net of cash received of $0.4 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets without any material adjustment of the previously recorded purchase price allocation.

One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”)

On June 30, 2005, the Company acquired Mayfair by merging Mayfair into STC, with STC being the surviving company. The primary purpose of this acquisition was to provide the Company with a west coast shuttle platform. The results of operations of Mayfair have been consolidated with the Company’s operating results since the acquisition date, June 30, 2005.

The Company allocated the total purchase price of $8.4 million, net of cash received of $0.2 million and including direct costs incurred for the acquisition that were paid during the third quarter of 2005 totaling $0.1 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. The Company expects to finalize the Mayfair purchase price allocation by June 30, 2006.

Steel Valley Plastics, Inc. (“SVP”)

On December 14, 2005, the Company acquired substantially all of the assets of SVP. The purpose of this acquisition was to expand the Company’s presence in the bulk PC water bottle market in the northeastern and midwestern United States (“U.S.”). The results of operations of SVP have been consolidated with the Company’s operating results since the acquisition date, December 14, 2005.

During the quarter ended March 31, 2006, the Company allocated a portion of the purchase price to intangible assets totaling $0.2 million based on preliminary estimates of SVP’s customer list and customer order backlog.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company allocated the total purchase price of $3.3 million, net of cash received of less than $0.1 million and including direct costs incurred for the acquisition that were paid during December 2005 totaling $0.1 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates. The Company expects to finalize the SVP purchase price allocation by September 30, 2006.

Assuming the STC, Mayfair and SVP acquisitions occurred as of the beginning of the periods presented, the Company’s unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2005 would have been:

Three Months Ended
March 31, 2005
(Amounts in thousands)
Net Sales	$211,758
Net Loss	$(10,927)

4.	GOODWILL

The following table presents the activity in goodwill for the first quarter ending March 31, 2006 (amounts in thousands):

Balance at January 1, 2006	$219,427
Purchase price allocation adjustments	(352)

Balance at March 31, 2006	$219,075

The Company allocated the excess of the 2005 acquisition costs for STC, Mayfair and SVP over the fair value of the assets acquired and liabilities assumed to goodwill. During the first quarter of 2006, an adjustment totaling $0.2 million was made to the purchase price allocation of SVP to record intangible assets for the customer list and customer order backlog.

5.	INTANGIBLES AND OTHER ASSETS

Intangible and other assets consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Deferred financing costs	$18,559	$18,559
Customer owned molds, deposits and other	8,475	8,608
Intangible assets	7,100	6,961

	34,134	34,128
Less accumulated amortization	(14,032)	(12,900)

	$20,102	$21,228

The Company’s intangible assets consist primarily of customer lists, which are amortized over the estimated useful life of the respective assets, which is 5-7 years. The intangible customer lists resulted from the STC, Mayfair and SVP acquisitions and are carried at a cost of $6.2 and $6.0 million as of March 31, 2006 and

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2005, respectively. The remaining intangible assets consist of both customer contracts acquired through the normal course of business and non-compete intangible assets from past acquisitions, which are carried at a cost of $0.9 and $1.0 million as of March 31, 2006 and December 31, 2005, respectively. Amortization is recorded over the estimated useful life of these assets, which is 1-5 years. The accumulated amortization on the intangible assets was $1.5 and $1.2 million as of March 31, 2006 and December 31, 2005, respectively. The aggregate amortization of intangible assets for the three months ended March 31, 2006 and March 31, 2005 was $0.3 and $0.4 million, respectively. Of this amortization, approximately $40,000 and $0.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively, related to customer contract amortization, which is an offset to sales. The annual estimated amortization expense for the aforementioned intangible assets at March 31, 2006 is as follows (amounts in thousands):

Nine months ending December 31, 2006	$981
Year ending December 31,
2007	1,142
2008	1,142
2009	1,108
2010	563
2011 and thereafter	656

$5,592

6.	INVENTORIES

Inventories consisted of the following at March 31, 2006, and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Finished goods	$26,387	$27,697
Raw materials	23,071	27,242

	$49,458	$54,939

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Machinery and equipment	$383,257	$383,167
Leasehold improvements	21,994	21,291
Buildings	21,193	21,001
Furniture and equipment	13,234	13,198
Land	8,884	8,884
Capital leases	803	803

	449,365	448,344
Less accumulated depreciation	(210,790)	(201,977)

	238,575	246,367
Construction in progress	19,712	12,967

	$258,287	$259,334

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Rebates accrual	$18,105	$20,860
Employee compensation and benefits	9,660	11,343
Other accruals	6,419	6,163
Accrued pension	6,189	6,189
Accrued interest	4,148	8,790
Accrued taxes	1,966	2,305

	$46,487	$55,650

9.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2006, and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Senior credit facility—term loans—8.4%	$216,150	$216,700
Senior secured discount notes—10 3/4%	182,398	177,685
Senior subordinated notes—10 1/8%	185,000	185,000
Promissory notes—6.0%—6.3%	3,497	4,246
Capital lease obligations	541	591

	587,586	584,222
Less current portion	(3,401)	(4,068)

	$584,185	$580,154

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $216.2 million was outstanding at March 31, 2006. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

Revolver

At March 31, 2006, the Company had approximately $8.1 million of funded borrowings outstanding on the Revolver, and $9.1 million was reserved for outstanding standby letters of credit, leaving $27.8 million available for future borrowings. The outstanding standby letters of credit were reduced to $9.1 million at the end of March 2006 from $12.3 million at the end of December 2005 due to a reduction of collateral required by the Company’s

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

worker’s compensation insurance carrier as a result of the Company’s improved safety record. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date. As of March 31, 2006, the Revolver bore interest at a weighted average rate of approximately 10.5%.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended March 31, 2006.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of March 31, 2006, the accreted value of the notes, upon which interest expense was calculated, was $182.4 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2006, the estimated fair value of the senior secured discount notes was $190.4 million.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At March 31, 2006, the estimated fair value of the senior subordinated notes was $162.3 million.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on the Company’s equity interests or repurchase the Company’s equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on the Company’s assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of the Company’s assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At March 31, 2006, the Company was in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the acquisitions that occurred during 2005.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described in Note 3, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a stated rate of 2.9% per annum. The Company’s effective interest rate at the time was approximately 6.3%, and thus, the Company recorded a discount on notes payable. The discount is being amortized over the life of the notes using the interest method. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to the Company’s acquisition of Mayfair (accomplished through a merger of Mayfair into STC, a wholly owned subsidiary of the Company) as described in Note 3, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes become the obligation of STC. The $2.0 million note bears interest at a rate of 6.0% per annum and STC is required to repay principal and interest in two equal installments on July 1, 2006 and July 1, 2007. All outstanding principal and interest on the $0.7 million note was repaid on March 15, 2006.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Scheduled Maturities—The scheduled annual maturities of long-term debt at March 31, 2006, were as follows (amounts in thousands):

Nine months ending December 31, 2006	$2,810

Year ending December 31,
2007	3,370
2008	213,977
2009	392,112
2010	10

Total amounts due at maturity	$612,279

Less: Unamortized discount on notes	(24,693)

$587,586

10.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties, in the ordinary course of business, to certain environmental and other claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements. For further discussion of these matters, please see Item 1 of Part II of this report.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the three months ended March 31, 2006 and 2005 under the terms of the 1997 agreement.

In July 2004, the management committee of Holdings adopted a long-term incentive plan (“LTIP”) for some of the key employees of the Company. Under the LTIP, if a liquidity event were to occur, then the compensation committee of Holdings’ management committee would approve cash payments to participants based on formulas which would take into account, among other factors, the appreciation in value of the member units of Holdings, the allocation percentage granted to each participant, and the vesting of each award. As defined in the LTIP, a liquidity event includes:

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate of all awards granted under the LTIP (which includes two separate pools referred to as Bonus Pool-A and Bonus Pool-B) is limited to a maximum payout of approximately $11.8 million, which includes maximum potential payouts of approximately $8.8 million under Bonus Pool-A and approximately $3.0 million under Bonus Pool-B. The compensation committee of Holdings’ management committee administers the plan. In the first quarter of 2006, the compensation committee approved awards totaling 96% of the shares of Bonus Pool-B and a reallocation of Bonus Pool-A shares that were forfeited by three employees upon leaving the Company. Such reallocation has been made to those Bonus Pool-A participants who are currently employed by the Company. Also in the first quarter of 2006, the compensation committee approved an advance of a portion of Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid no later than the end of the first quarter of 2007. The advance will equal 50% of an estimate of Bonus Pool-A. Such estimate will be calculated as if there were a liquidity event on December 31, 2006. Details of the advance have not been finalized as of the filing of this report.

11.	RELATED PARTY TRANSACTIONS

The Company had bottle and resin sales to Dean Foods of approximately $63.0 and $59.4 million for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from Dean Foods, net of amounts owed at March 31, 2006 and December 31, 2005 amounted to approximately $15.4 and $24.4 million, respectively.

12.	GUARANTOR FINANCIAL STATEMENTS

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

13.	SHARE-BASED COMPENSATION

At the formation of the Company, Holdings adopted a 1999 Unit Option Plan to provide some of the Company’s key employees with options to acquire member units of Holdings. At March 31, 2006, there were 27,690,000 options available under this plan and two amended and restated versions of the plan (collectively referred to below as the “CCH Option Plan”). As of March 31, 2006, there were 23,866,807 options outstanding with an average exercise price of $0.05 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under the CCH Option Plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. However, generally the options vest ratably on a daily or an annual basis over a five-year period and the options have a contractual life of ten years, unless the employee terminates prior to that time.

In addition to options to purchase member units in Holdings that were granted to some of the Company’s key employees under the CCH Option Plan, certain of the Company’s current and former employees hold options to purchase member units of Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, called the Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan (the “Franklin Replacement Option Plan”), the rights to acquire 129,658 member units were outstanding at March 31, 2006. The compensation committee of the management committee administers each of these option plans.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As these options relate to the parent company’s securities, the expense has been reflected in the Company’s condensed consolidated statements of operations and as a capital contribution in the parent company financial statements.

Historically, the Company used the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), to account for its share-based compensation plans. Effective January 1, 2006, it adopted the SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

The Company applied the modified prospective application method in its adoption of SFAS 123R. Implementing SFAS 123R did not have a material effect on income. A cumulative effect of change in accounting principle due to the requirement to estimate the impact of expected forfeitures at the grant date resulted in a benefit of approximately $12,000 in the first quarter 2006, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).

Because the Company’s member units are not publicly traded, there is no observable market price for its units or its options. Thus, the Company selected the Black-Scholes option valuation model to estimate fair value, which is consistent with the Company’s valuation techniques previously utilized for the fair value application under SFAS 123. This model requires an estimate of the volatility of the Company’s share price, however, because the Company’s member units are not publicly traded, it determined that it is not practicable for it to estimate the expected volatility of its share price. Thus, the Company accounted for equity share options based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of the entity’s share price (the “calculated value”).

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. Because the Company has only been in existence since 1999, and there have been very few option exercises in the history of the plan, the Company elected to calculate the expected term of its options using the simplified method for “plain vanilla” share options granted prior to December 21, 2007 per SEC Staff Accounting Bulletin Topic 14.D.2. The historical volatility was calculated using the Dow Jones U.S. Small-Cap Index for the Containers & Packaging subsector. The dividend yield of the index was assumed to be zero. The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants in the first quarter of 2006 are illustrated in the following table. No options were granted in the same period of 2005:

Risk-free interest rate	4.49%
Expected life (years)	6.25
Expected volatility	26.1%
Dividend yield	0.0%

The weighted average grant-date calculated value of options granted during the quarter was $0.07/share.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the option transactions for the quarter ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2006	16,177,657	$0.09
Granted	5,310,500	0.05
Forfeited	(65,593)	0.05
Expired	(457,957)	0.05
Exercised	(158,142)	0.05

Outstanding at March 31, 2006	20,806,465	$0.08	8	$6.3 million

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $48,000.

A summary of the status of the Company’s nonvested option shares as of March 31, 2006 and changes during the three months then ended is presented below:

	Options	Weighted Average Grant-Date Calculated Value
Nonvested January 1, 2006	7,558,908	$0.07
Granted	5,310,500	0.07
Vested	(744,040)	0.10
Forfeited	(65,593)	0.04

Nonvested at March 31, 2006	12,059,775	$0.07

As of March 31, 2006, there was $0.6 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 4.6 years.

The Company had 8.7 million vested options at March 31, 2006 with a weighted average exercise price of $0.12 per share and a weighted average remaining contractual term of six years. The calculated value of options vested during the three months ended March 31, 2006 was less than $0.1 million.

The Company recorded compensation cost for awards issued, modified, repurchased, or cancelled after December 31, 2005 under the guidance found in SFAS 123R. For awards issued prior to the effective date, compensation costs were recorded using the SFAS 123 assumptions, as adjusted for the effect of estimating forfeitures. Under both methods, expense has been recorded over a requisite service period of five years. Compensation cost included in net income for the three months ended March 31, 2006 was approximately $0.1 million compared to $0.2 million included in net loss for the three months ended March 31, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(Amounts in thousands)
Service cost	$151	$170	$9	$16
Interest cost	1,340	1,386	30	29
Expected return on plan assets	(1,518)	(1,419)	—	—
Amortization of prior service cost	—	20	—	—
Recognized actuarial loss (gain)	826	742	(4)	(9)

Net periodic benefit cost	$799	$899	$35	$36

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $6.2 million to its defined benefit pension plans in 2006. As of March 31, 2006, $1.4 million of contributions have been made.

15.	FIXED ASSET IMPAIRMENT

In June 2005, the Company’s second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with the Company, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate (“PET”) bottle production at the Company’s operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of the Company’s sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility. Included in loss on disposal of assets in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2005, is a $3.2 million dollar charge related to the write-down of the assets at the Kansas City facility to their estimated sales price.

16.	INCOME TAXES

As a limited liability company, the Company does not pay U.S. federal income taxes under the provisions of the Internal Revenue code. Any taxable income or loss generated by the Company is distributed to its partners to be included in their tax returns. However, the amalgamation of two of the Company’s wholly owned foreign subsidiaries in 2004 and the acquisitions of two U.S. domestic corporations during 2005, STC and Mayfair, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), for financial reporting purposes.

At March 31, 2006, Reid Canada, Inc., a wholly owned subsidiary of the Company, had net operating loss carryforwards of $3.2 million for income tax purposes that expire in years 2008 through 2016. These carryforwards were generated in Reid Canada, Inc.’s former sister company, Stewart/Walker Plastics Ltd., and pursuant to the amalgamation of Reid Canada, Inc. and Stewart/Walker Plastics Ltd., the net operating losses were owned by Reid Canada, Inc. A valuation allowance of $1.9 million was established against the deferred tax asset related to the net operating loss due to uncertainty regarding the entity’s ability to generate taxable income.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The provision for income taxes for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Current (benefit) provision:
Federal	$(104)	$37
State	—	14
Foreign	28	—

Total current (benefit) provision	(76)	51

Deferred provision (benefit):
Federal	120	—
State	5	—
Foreign	5	(274)

Total deferred provision (benefit)	130	(274)

Total provision (benefit)	$54	$(223)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Current deferred tax assets:
Accruals and reserves	$59	$49
Inventories	(3)	38
Net operating loss carryforwards	41	258

Total current deferred tax assets	97	345

Non-current deferred tax assets:
Net operating loss carryforwards	1,098	1,107

Total non-current deferred tax assets	1,098	1,107

Valuation allowance	(664)	(638)

Net non-current deferred tax assets	434	469

Net deferred tax assets	531	814

Current deferred tax liabilities:
State taxes	13	20
Non-current deferred tax liabilities:
Fixed assets	910	924
Amortizable intangibles	1,972	2,075
Other	5	—

Total	2,887	2,999

Total deferred tax liabilities	2,900	3,019

Net deferred tax liabilities	$(2,369)	$(2,205)

17. BUSINESS INTERRUPTION INSURANCE PROCEEDS

During the first quarter of 2006, the Company received business interruption insurance proceeds totaling $2.0 million related to the hurricanes in 2005. The proceeds were recorded as a reduction of cost of sales in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products and beverage companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 54 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. We sell containers to the dairy, water, juice & other beverage, household chemicals & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer containers made from a variety of plastic resins, including high density polyethylene (“HDPE”), PC, polypropylene, and PET.

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

As a limited liability company, we do not pay U.S. federal income taxes under the provisions of the Internal Revenue Code, as respective shares of the applicable income or loss based on ownership are included in the tax returns of our owners. We may make tax distributions to our owners to reimburse them for such tax obligations, if any, as they arise. Additionally, the amalgamation of two of our wholly owned foreign subsidiaries in 2004 and the acquisition of STC and Mayfair in 2005, both U.S. domestic corporations, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS 109 for financial reporting purposes.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, worker’s compensation and benefit plan accruals, goodwill impairment analysis, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Results of Operations

Three months ended March 31, 2006, compared to three months ended March 31, 2005

Net Sales. Net sales for the first quarter of 2006 were $223.5 million, an increase of $18.5 million or 9.0%, compared to $205.0 million for the same period of 2005. This increase results from the impact of higher average resin costs during 2006. Resin prices as evidenced by the published index prices for HDPE resin continued their declines from the end of 2005 and by the end of the first quarter of 2006 had reversed half, or $0.16 per pound, of the increases in the last half of 2005, but still remained higher than the prior year’s quarter. We estimate that sales would have been approximately $204.7 million, a decrease of $0.4 million from the same period during 2005 after adjustment for the change in resin costs. This decline was primarily attributable to the revenue impact of the sale of our Kansas City, Kansas operation; however, offsetting this and the three other 2005 plant sales or closures were the continued commercialization of new business and the three acquisitions in 2005 which resulted in higher total volumes on a year-over-year basis in the first quarter of 2006.

Gross Profit. Gross profit for the first quarter of 2006 was $29.5 million, an increase of $13.2 million or 81.1%, compared to $16.3 million for the same period of 2005. The increase is attributable to several factors, including the aforementioned higher volumes and the favorable resin environment, business interruption insurance proceeds totaling $2.0 million received during the first quarter of 2006 related to the hurricanes in 2005, lower lease expenses during 2006 compared to 2005 totaling $1.0 million, and improved operating trends as a result of capital programs and strategic initiatives.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance and accounting, and human resources). For the first quarter of 2006, SG&A was $11.9 million, an increase of $0.7 million or 6.6%, compared to $11.1 million for the same period of 2005. This increase is due to an increase of $1.0 million in the incentive compensation accrual caused by favorable company performance during 2006 compared to 2005. Also accounting for the increase was the 2006 accrual of $0.5 million for the advancement of a portion of the LTIP Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid out no later than the end of the first quarter of 2007. Partially offsetting the increase was lower salary and related expenses during the first quarter of 2006 resulting from our reorganization in the second quarter of 2005.

Loss on Disposal of Assets. Loss on disposal of assets for the first quarter of 2006 was $0.2 million, compared to $3.4 million for the same period of 2005. The loss in 2005 was primarily due to the sale of our PET bottle production operation which was located on-site at a customer’s Kansas City, Kansas facility. As a result, a $3.2 million charge was recognized for the write-down of the assets at the Kansas City facility to the contractually defined sales price to the new supplier.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes, promissory notes and the amortization of deferred financing fees. Interest expense for the first quarter of 2006 was $14.9 million, an increase of $1.9 million or 14.3%, compared to $13.0 million for the same period of 2005. This increase is primarily due to an approximate two percentage point increase in weighted-average interest rates on floating-rate debt and higher average revolver borrowings.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operations in the first three months of 2006 was $5.0 million, compared to $4.8 million in the same period in 2005. The change was primarily due to an improvement in our operating results, discussed more fully above, and an improvement in accounts receivable in the first quarter of 2006 versus the same period in 2005. Accounts receivable increased during the first quarter of 2005 due to higher sales in March 2005 versus December 2004 and an increase in days sales outstanding, caused by an increase in sales to a large customer with extended terms. Offsetting the improvement was a decrease in accounts payable in the first quarter of 2006 versus an increase in the same period in 2005 caused by the timing of payments and shortened payment terms with two significant vendors.

Cash used in investing activities in the first three months of 2006 was $9.5 million, compared to $11.9 million in the same period of 2005. The change was primarily due to the $5.3 million net payment for the acquisition of STC during the first quarter of 2005, partially offset by higher capital expenditures during the first quarter of 2006.

Cash provided by financing activities in the first three months of 2006 was $3.9 million, a change of $0.3 million, compared to $4.2 million during the same period in 2005. This was primarily due to our March 2006 payoff of a $0.7 million promissory note related to the acquisition of Mayfair, offset by slightly higher borrowings on the revolver of $0.3 million.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a committed term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At March 31, 2006, we had $8.1 million of funded borrowings outstanding on the revolving credit facility, and $9.1 million was reserved for outstanding standby letters of credit, leaving $27.8 million available for future borrowings. The outstanding standby letters of credit were reduced to $9.1 million at the end of March 2006 from $12.3 million at the end of December 2005 due to a reduction of collateral required by our worker’s compensation insurance carrier as a result of our improved safety record. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continues through September 2008, with the remaining balance due December 15, 2008.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and insurance recoveries and condemnation events. No such payments were required for the period ended March 31, 2006.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of March 31, 2006, the accreted value of the bonds, upon which interest expense was calculated, was $182.4 million. The senior secured discount notes will mature on June 15, 2009.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, our ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to EBITDA, total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital spending covenant. At March 31, 2006, we were in compliance with all covenants under the senior credit facility, the senior secured discount notes and the senior subordinated notes, including those related to the acquisitions that occurred during 2005.

Promissory Notes—On February 11, 2005, just prior to the Company’s acquisition of STC as described above, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a stated rate of 2.9% per annum. The Company’s effective interest rate at the time was approximately 6.3%, and thus, the Company recorded a discount on notes payable. The discount is being amortized over the life of the notes using the interest method. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to the Company’s acquisition of Mayfair (accomplished through a merger of Mayfair into STC, a wholly owned subsidiary of the Company) as described above, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes become the obligation of STC. The $2.0 million note bears interest at a rate of 6.0% per annum and STC is required to repay principal and interest in two equal installments on July 1, 2006 and July 1, 2007. All outstanding principal and interest on the $0.7 million note was repaid on March 15, 2006.

The Company, its officers, principal shareholders or affiliates thereof have entered and may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at March 31, 2006, future funds generated by operations, and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for fiscal year 2006.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of March 31, 2006 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Long Term Debt (a)	$611,738	$3,213	$216,525	$392,000	$—
Interest on Long Term Debt (b)	162,439	38,829	103,239	20,371	—
Operating Leases (c)	92,752	16,498	29,232	22,428	24,594
Pension Obligation (d)	25,013	6,220	10,269	6,287	2,237
Revolving Credit Facility (e)	8,100	8,100	—	—	—
Capital Leases	541	188	258	95	—

Total Contractual Cash Obligations	$900,583	$73,048	$359,523	$441,181	$26,831

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Standby Letters of Credit	$9,077	$9,077	$—	$—	$—
Revolving Credit Facility (f)	27,823	27,823	—	—	—

Total Commercial Commitments	$36,900	$36,900	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes and the STC promissory note is the amount due at maturity. As of March 31, 2006, the unamortized discount on that debt was $24.7 million, leaving the total book value of long term debt at $587.6 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, senior subordinated notes and promissory notes is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as fees for unutilized commitments and letters of credit. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of March 31, 2006 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under non-cancelable subleases.
(d)	We have estimated cash obligations related to our pension plan for seven years, as it is not practicable to estimate thereafter.
(e)	The revolving credit facility represents the actual outstanding balance as of March 31, 2006.
(f)	The revolving credit facility represents the unused borrowing commitment available to us as of March 31, 2006, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In September 2005, the EITF of the FASB issued EITF Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which concluded that entities that enter into inventory purchase and sales transactions with the same counterparty, in contemplation of one another, should combine the transactions and treat them as nonmonetary exchanges involving inventory. Nonmonetary exchanges of finished goods for raw material and finished goods for work-in-process in the same line of business should be recorded at fair value. All other inventory-for-inventory exchange transactions within the same line of business do not culminate the earnings process and therefore should be recognized at carrying value. The EITF is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring, in interim or annual reporting periods beginning after March 15, 2006. The Company will adopt this EITF in the quarter ended June 30, 2006 and it does not anticipate that the implementation will have a material impact on its financial statements.

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

Forward-looking statements may be indicated by phrases such as “will,” “estimates,” “plans,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “foresees,” “projects,” “forecasts” or words of similar meaning or import. We have made such statements in prior filings with the SEC and in this report. Such statements are subject to certain risks, uncertainties, or assumptions, and therefore, management can make no representations or warranties as to the accuracy or reasonableness of such statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward looking statements.

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

For further discussion of the factors noted above and other relevant factors, please see the information set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which are incorporated herein by this reference.

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

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating-rate of interest. Our policy is to manage interest rate risk by using a combination of fixed- and floating-rate debt. A hypothetical 10.0% increase in interest rates for the three months ended March 31, 2006, would have increased floating-rate interest expense by approximately $0.4 million. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2006, the estimated fair value of the senior subordinated notes was $162.3 million and the estimated fair value of the senior secured discount notes was $190.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including a disclosure committee that includes the Chief Executive Officer, the Chief Financial Officer and other members of our senior management and finance teams, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the disclosure committee concluded that as of such time, the disclosure controls and procedures were adequate and effective in ensuring that all information required to be disclosed in reports filed with the SEC has been properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting. There have been no significant changes in our internal controls over financial reporting during the first quarter for the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal controls. Our management continues to review our internal controls and procedures and the effectiveness of those controls. We are continuing the efforts we began during the fourth fiscal quarter for the period ended December 31, 2004 when we formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2007.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Environmental Matters. We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed under the heading “Environmental, Health and Safety Matters” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. Since the filing of our Annual Report, there have been developments in two of the environmental matters described in such report.

On or about July 22, 2005, we received a de minimis settlement agreement proposal from the Environmental Protection Agency (“EPA”), offering to resolve our alleged liability for the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”) for payment of $5,955. The EPA’s settlement proposal was addressed to “RXI Plastics, Inc. (Continental Plastics)” in care of “Consolidated Container Company.” On August 18, 2005, without admitting any liability for Continental Plastics, RXI Plastics or the Spectron Site, and despite our belief that we are not responsible for this site, we notified the EPA of our agreement to enter into this de minimis settlement. We received notification from the EPA confirming the entry of a Consent Decree effecting the settlement, and pursuant to the Consent Decree, in fulfillment of the settlement, we will have paid to the EPA and the PRP group a collective amount of $5,955 by April 17, 2006. We believe that the Consent Decree and its settlement payment will eliminate any further legal or financial liability we may have with respect to this site.

In Item 1 of Part I of our Annual Report on Form 10-K, we identified several asbestos-related cases in which we were attempting to obtain dismissals because we had been improperly made a party to the lawsuits. Since the filing of the Form 10-K, we obtained a dismissal in the Powell v. American Standard, Inc., et al lawsuit.

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

On May 18, 2005, we initiated suit in the United States District Court for the Western District of Tennessee against customer Warren Unilube for Warren’s anticipated breach of contract. In the suit, we contended that a contract they entered into with former customer Coastal Unilube was assigned to Warren Unilube by Coastal and that Warren is therefore bound by the contract until at least December 31, 2007. Warren, however, had indicated to us that it intended to stop purchasing from us before the December 2007 date. In March 2006 we obtained an injunction against Warren, requiring them to continue purchasing from us according to the contract until a trial on the matter. Warren represents the significant share of the sales volume at our West Memphis facility, with the facility totaling $14.7 million in sales in 2005. Sales to Warren were also recognized out of our Memphis facility in 2005.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Form of Joinder Agreement to Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC.

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2006	CONSOLIDATED CONTAINER COMPANY LLC (Registrant)

	By:	/s/ JEFFREY M. GREENE
Jeffrey M. Greene President, Chief Executive Officer, and Manager

	By:	/s/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Joinder Agreement to Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC.

31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.