Form 10-K/A
period 2005-12-31
CONSOLIDATED CONTAINER CO LLC
filed 2006-10-02
CIK 1095531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Yes  ☒    No  ☐

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

The number of member units outstanding as of September 1, 2006 is 1,000.

EXPLANATORY NOTE

Consolidated Container Company, LLC (the “Company”) is filing this Amendment No. 1 to its Annual Report on form 10-K (“Form 10-K/A”) to restate its previously issued consolidated financial statements of the Company for the years ended December 31, 2005, 2004 and 2003, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 initially filed with the Securities and Exchange Commission (“SEC”) on March 9, 2006, as discussed in Note 18 to the consolidated financial statements.

See Note 18 to the consolidated financial statements for further information.

This Form 10-K/A amends and restates only Items 1 and 1A of Part I, Items 6, 7, 7A, 8 and 9A of Part II and Item 13 of Part III of the original filing solely to reflect the effects of this restatement of the Company’s financial statements for the periods presented. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended December 31, 2005. These remaining Items are not amended hereby. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with Company filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments of those filings. In addition, pursuant to the rules of the SEC, exhibits 31.1 and 31.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The updated certifications are attached to this Form 10-K/A as exhibits 31.1 and 31.2.

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

The Company acquired STC Plastics, Inc. (“STC”) and One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”), on February 15, 2005, and June 30, 2005, respectively. In addition, the Company announced the acquisition of substantially all of the assets of Steel Valley Plastics, Inc. (“SVP”) on December 14, 2005. STC is a blowmolder of polycarbonate (“PC”) and high-density polyethylene (“HDPE”) bottles in Chino, California, Mayfair is a shuttle plant producing HDPE bottles in Carson, California, and SVP is a manufacturer of three and five gallon PC water bottles in Warren, Ohio. The total purchase price for STC, Mayfair and SVP was $8.7, $6.0 and $3.3 million, respectively. Note 2 to the consolidated financial statements describes the acquisitions.

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

Products

Below are our seven principal product categories:

Dairy. We manufacture one gallon and one-half gallon HDPE bottles and similar products, which we sell primarily to dairies for resale through retail channels. We have worked with our customers to innovate several products in this sector, including single-serve HDPE and PET milk containers and “sleeved” milk bottles. Our dairy related products generated approximately 26.7%, 27.5% and 27.2% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Water. We manufacture one and two-and-one-half gallon HDPE bottles and similar products, which we sell primarily to water fillers for resale through retail channels, and three, five and six gallon PC bottles for the bulk packaging of water for water coolers. Our water related products generated approximately 17.3%, 16.9% and 16.5% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Household Chemicals & Personal Care. Our containers for household chemical products, made mainly from HDPE and also from PET, are used for laundry detergents, hard surface cleaners, dishwashing liquids, bleaches and fabric softeners. Our containers for personal care products, made primarily from HDPE, are used for shampoos, conditioners, anti-bacterial wipes, and other personal care products. Our household chemicals and personal care related products generated approximately 12.2%, 15.1% and 15.2% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Agricultural, Industrial & Other. We manufacture containers for use by industrial and agricultural manufacturers for products such as insect repellents, high strength cleaners packaged for commercial and industrial use and fertilizers. Our other products in this category include containers for medical and pharmaceutical supplies, shipping crates, water cooler valves and bottle caps. Our agricultural, industrial and other related products generated approximately 12.1%, 12.5% and 10.7% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Customers

Our customers include many of the major branded consumer products companies, bottled water companies, national juice producers, large food concerns, national and regional dairies, and chemical and automotive product manufacturers. Net container sales attributable to our largest customer in 2005, Dean Foods, amounted to approximately 13.9%, 13.3%, and 11.7% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Net container sales to the second largest customer in 2005, The Procter & Gamble Company, amounted to approximately 5.8%, 11.7% and 15.6% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

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

For the year ended December 31, 2005, our largest customer accounted for approximately 14% of our container sales, and our ten largest customers accounted for approximately 46% of such sales. The termination of any of our top customer relationships or significant declines in demand for their products could have a material adverse affect on our business. Furthermore, many of our contracts with large customers are requirements-based contracts that do not obligate the customer to purchase fixed amounts of product from us. As a result, despite the existence of contracts with several key customers, we generally face the risk that the customers will not purchase expected amounts of the products covered under contracts. Additionally, customer contracts come up for renewal on a regular basis in the ordinary course of business, and we cannot guarantee that we will be able to successfully renew these contracts as they expire.

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

We have a substantial amount of outstanding indebtedness. A substantial portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness, which will reduce funds available to us for other purposes, including capital expenditures. We also carry a higher degree of leverage than some of our competitors, which could place us at a disadvantage to some of our competitors in certain circumstances. If we were to experience poor financial and operational results, the combination of the poor performance and our substantial leverage might create difficulties in complying with the covenants contained in our senior credit facility and indentures. As of December 31, 2005, events of default existed under our senior credit facility due to our failure to comply with certain covenants contained therein, as described in Notes 18 and 19 to our consolidated financial statements for the fiscal year ended December 31, 2005. Such failure permits the lenders under our senior credit facility to accelerate such debt. Although no assurances can be given that a waiver will be obtained or on what terms any waiver would be granted, we are seeking a permanent waiver of these existing events of default from our lenders. Further, the failure to comply with such covenants in our indentures could result in an event of default under those agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default or cross-acceleration provisions.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our senior subordinated notes and our senior secured discount notes, which we refer to together as the notes, and our other indebtedness. Due to the existence of certain events of default under our senior credit agreements as of December 31, 2005, we are not able to borrow additional funds under the revolver. Although no assurances can be given that a waiver will be obtained or on what terms any waiver would be granted, if we are able to obtain a waiver for such events of default, we may borrow additional debt under our senior credit facility, increasing the risks discussed below. Our substantial leverage could have significant consequences including:

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

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our other indebtedness and our senior credit facility contain other and more restrictive covenants that prohibit us from prepaying our other indebtedness, including the notes. Our senior credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to such indebtedness, including the notes. As of December 31, 2005, events of default existed under our senior credit facility due to our failure to comply with certain covenants contained therein, as described in Notes 18 and 19 to our consolidated financial statements for the fiscal year ended December 31, 2005. Although no assurances can be given that a waiver will be obtained or on what terms any waiver would be granted, we are seeking a permanent waiver of these existing events of default from our lenders. Upon the occurrence of an event of default under our senior credit facility or such other indebtedness, the lenders or holders of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other debt, including the notes.

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

On May 18, 2005, we initiated suit in the United States District Court for the Western District of Tennessee against customer Warren Unilube (“Warren”) for Warren’s anticipated breach of contract. In the suit, we contend that a contract we entered into with former customer Coastal Unilube was assigned to Warren Unilube by Coastal and that Warren is therefore bound by the contract until at least December 31, 2007. Warren, however, had indicated to us in early 2005 that it intended to stop purchasing from us before the December 2007 date. We have obtained an injunction against Warren, such that it is now under court order to continue purchasing from us according to the contract until a trial is held on the matter. Warren represents the significant share of the sales volume at our West Memphis facility, with the facility totaling $14.7 million in sales in 2005. Sales to Warren were also recognized out of our Memphis facility in 2005.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our member units, and as of March 8, 2006, there was one holder of record, Holdings. For a list of certain holders of the member units of Holdings, see Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Annual Report on Form 10-K/A.

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

ITEM 6: SELECTED HISTORICAL FINANCIAL DATA

The following table presents selected historical financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 of the Company. The selected historical financial data gives effect to the restatement discussed in Note 18 to the consolidated financial statements.

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

Selected Historical Consolidated Financial Data

(Amounts in millions)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Net trade sales	$716.4	$647.4	$637.8	$664.9	$685.5
Related party sales	128.1	111.2	99.3	80.6	97.9

Net sales	844.5	758.6	737.1	745.5	783.4
Cost of goods sold	763.7	675.9	651.7	656.4	690.9

Gross profit	80.8	82.7	85.4	89.1	92.5
Selling, general and administrative expenses	42.9	41.6	47.2	51.3	49.1
Amortization expense	0.9	0.0	1.3	2.5	14.0
Restructuring charges (a)	0.0	0.0	0.0	0.1	3.5
Goodwill impairment (b)	0.0	0.0	0.0	290.0	0.0
Contract dispute settlement and other (c)	0.0	0.0	0.0	0.0	6.6
Loss on disposal of assets and impairments	4.6	5.4	4.4	1.7	0.0

Operating income (loss)	32.4	35.7	32.5	(256.5)	19.3
Interest expense	55.5	59.5	56.8	47.2	50.5

Loss before income taxes	(23.1)	(23.8)	(24.3)	(303.7)	(31.2)
Income tax (benefit) expense	(0.9)	0.3	—	—	—

Net loss	$(22.2)	$(24.1)	$(24.3)	$(303.7)	$(31.2)

Other Data:
Net cash flows from operating activities	$45.5	$16.9	$13.7	$38.1	$43.4
Net cash flows from investing activities	(52.8)	(26.1)	(28.7)	(34.1)	(15.8)
Net cash flows from financing activities	0.4	(14.8)	21.8	19.2	(35.2)
Depreciation and amortization	44.3	39.0	39.8	38.3	48.4
Capital expenditures	46.0	33.5	30.9	33.2	44.1
Cash paid during the period for interest (d)	35.7	47.3	42.8	42.3	48.6
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1.1	$7.9	$31.6	$24.4	$1.2
Working capital (e)	(202.9)	(193.4)	5.0	(64.7)	(39.0)
Total assets	701.2	676.7	696.8	691.2	965.0
Total debt	587.1	563.9	602.4	577.0	554.0
Total member’s (deficit) equity	(110.0)	(86.0)	(105.5)	(86.9)	234.0

(a)	Restructuring charges were recognized in connection with plans to consolidate certain manufacturing and administrative functions and facilities. The charges consisted of severance and other personnel-related costs, facility closing costs and remaining obligations under noncancelable operating leases.
(b)	The goodwill impairment charge in 2002 was pursuant to management’s transitional goodwill impairment test under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The charge resulted because we amended our financial covenants and senior debt amortization schedule, received an additional term loan in the amount of $35.0 million, and had a significant portion of business come up for renewal. Additionally, at December 31, 2002 management refined its view of future operational improvements and growth prospects, and market trading multiples for publicly traded peer companies had declined.
(c)	Contract dispute settlements and other represents customer related charges.
(d)	Cash paid during the period for interest excludes amortization of deferred financing fees.
(e)	As discussed in Note 18 to the consolidated financial statements, the Company has reclassified its obligations under the senior credit facility from long term debt, as previously reported, to current liabilities in each of the years ended December 31, 2005 and 2004. That facility was not outstanding at December 31, 2003 or 2002, thus no such reclassification was required at those dates.

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

RESULTS OF OPERATIONS

The following management’s discussion and analysis gives effect to the restatement discussed in Note 18 to the consolidated financial statements.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Overview of 2005 Results. The following overview highlights the areas we believe are important in understanding our results of operations for the year ended December 31, 2005. This summary is not intended as a substitute for the detail provided elsewhere in this annual report, our consolidated financial statements and notes thereto included elsewhere in this annual report.

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

Net Sales. Net sales increased by approximately $85.8 million, or 11.3%, to $844.5 million for the year ended December 31, 2005 from $758.7 million in the year 2004. Excluding the estimated impact of higher average resin prices during 2005, we estimate that sales would have been approximately $750.0 million, a decrease of 1.2% from 2004. This decrease was primarily attributable to volume declines from the sale or closure of several plants (four in 2005 and seven in 2004) and, to a lesser extent, a decline in demand from some of our water and motor oil customers. This was partially offset by the continued commercialization of new business and the acquisitions of STC and Mayfair.

Gross Profit. Gross profit was $80.8 million in 2005, compared to $82.7 million in 2004. The decrease in gross profit was primarily attributable to the lower volume mentioned above, as a result of the closed and sold facilities, along with higher delivery and depreciation expenses, offset somewhat by lower total labor cost and lease expense.

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

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments for 2005 was $4.6 million, compared to $5.4 million for the same period of 2004. The loss in 2005 was primarily due to a $2.6 million loss on disposal of assets from an on-site facility we had operated at a customer’s Kansas City, Kansas facility, a $0.9 million impairment charge recognized in relation to assets held at our used equipment warehouse, and losses accumulating to approximately $0.3 million related to closed and sold facilities. The loss during the same period in 2004 was primarily due to the sale of five plants for an aggregate loss of $1.7 million and a $1.8 million impairment charge related to assets held at our used equipment warehouse.

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

Net Sales. Net sales increased by approximately $21.5 million, or 2.9%, to $758.7 million for the year ended December 31, 2004 from $737.1 million in the year 2003. Excluding the estimated impact of higher average resin prices during 2004, sales would have been approximately $715.0 million, a decrease of 3.0% from 2003. This decrease was primarily attributable to the sale or closure of several plants (seven in 2004 and two in 2003), relatively weak demand at our water plants, lower resin brokering revenue and modest declines in volume with a few key customers. Additionally, some price declines with customers in 2003 negatively impacted the 2004 results; these negative factors were, however, substantially offset by increased volumes related to the commercialization of many new business projects in 2004.

Gross Profit. Gross profit was $82.7 million in 2004, compared to $85.4 million in 2003. The decrease in gross profit was primarily attributable to the lower volume mentioned above, along with higher delivery and employee benefits expense, offset somewhat by lower total labor cost and lease expense.

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

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments for 2004 was $5.4 million, compared to $4.4 million for the same period of 2003. The loss related to 2004 was primarily due to the sale of five plants for an aggregate loss of $1.7 million and a $1.8 million impairment charge related to assets held at our used equipment warehouse. The loss during the same period of 2003 was primarily attributable to disposals of assets related to one project and the disposal of financial systems taken out of service in 2003 due to the implementation of a new system.

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

Cash provided by operating activities in 2005 was $45.5 million, compared to $16.9 million in 2004, an improvement of $28.6 million, which was caused by a number of factors. The change was primarily due to a decrease in inventory as a result of declines in resin availability in the fourth quarter of 2005 compared to a build of inventory in the same period of 2004, an $8.9 million impact from the May 2004 payment of deferred interest and fees on our former senior credit facility, and a $4.9 million reduction in the post-retirement accrual caused by the termination of three out of five of our component post-retirement benefits plan in September 2004. Partially offsetting the increase in cash provided by operating activities was an increase in accounts receivable due to an increase in days sales outstanding, primarily caused by an increase in sales to two large customers with extended terms, the restructuring of certain vendor rebates during 2004 resulting in a cash improvement, and shortened payment terms in 2005 with a significant vendor.

Cash used in investing activities in 2005 was $52.8 million, compared to $26.1 million in 2004. The change was primarily due to the $5.3 million net payment for the acquisition of STC, the $5.5 million net payment for the acquisition of Mayfair, and the $3.3 million net payment for the acquisition of SVP. Additionally, capital expenditures increased $12.6 million, mainly due to lease buyouts of approximately $4.2 million, as well as cost savings projects related to automation and energy usage.

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

Senior Credit Facility—Our senior credit facility consists of the following:

•	a term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At December 31, 2005, events of default existed under the terms of our senior credit facility, due in part to (a) provisions requiring us to maintain our financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements, as discussed in Note 18 to the consolidated financial statements. As a result of the events of default caused by the restatement of our financial statements, we reclassified our debt of $214.5 and $216.7 million under the senior credit facility as of December 31, 2005 and 2004, respectively, from long term debt, as previously recorded, to current liabilities in the accompanying consolidated balance sheets.

At December 31, 2005, we had $2.9 million funded borrowings outstanding on the revolving credit facility, and $12.3 million was reserved for outstanding standby letters of credit, leaving $29.8 million available for future borrowings. However, due to the events of default, discussed above, the Company is unable to utilize the available borrowings at the date of this report. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly principal installments of $550,000 that commenced September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008.

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

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At December 31, 2005, the Company was not in compliance with certain covenants under the senior credit facility, including provisions requiring us to maintain our books and records in accordance with GAAP. In addition, the restatement caused us to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. We will attempt to secure a waiver for these events of non-compliance; however, we cannot guarantee that the lenders will grant such a waiver or under what terms such a waiver would be granted.

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

The events of default on our senior credit facility, discussed above, result in our being unable to utilize borrowings under the revolving credit facility from the date the Company gave notice of the events of default to the administrative agent, at which time we had $21.0 million outstanding, until such events of default are waived. Assuming such a waiver is received, management believes cash on hand at December 31, 2005, future funds generated by operations and borrowings under our senior credit facility prior to the recognition of the events of default will be sufficient to meet working capital and capital expenditure requirements for the twelve months ending December 31, 2006.

We have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of December 31, 2005, as restated, (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long Term Debt, as restated (a)	$612,946	$218,371	$2,575	$392,000	$—
Interest on Long-Term Debt (b)	170,800	36,675	104,386	29,739	—
Operating Leases (c)	96,909	16,883	29,874	23,284	26,868
Pension Obligation (d)	26,412	6,189	10,641	6,798	2,784
Revolving Credit Facility (e)	2,900	2,900	—	—	—
Capital Leases	591	197	272	122	—

Total Contractual Cash Obligations	$910,558	$281,215	$147,748	$451,943	$29,652

	Commitment Expiration per Period
Other Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Revolving Credit Facility (e)	$29,823	$29,823	$—	$—	$—
Standby Letters of Credit	12,277	12,277	—	—	—

Total Commercial Commitments	$42,100	$42,100	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes is the amount due at maturity. As of December 31, 2005, the unamortized discount on that debt was $29.3 million, leaving the total book value of long term debt including capital lease obligations, at $584.2 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes and senior subordinated notes is included herein. As discussed in Note 18 to our consolidated financial statements, we have reclassified our obligations under our senior credit facility from long term debt, as previously recorded, to current liabilities due to the existence of events of default as of December 31, 2005.

(b)	Interest on long term debt includes interest on our fixed and floating-rate debt as well as unutilized and letter of credit fees. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of December 31, 2005 remained in effect through the maturity of the debt. Our senior credit facility has been classified as short term in the above table and in our financial statements resulting from the restatement discussed in the Note 18 to our consolidated financial statements. Although a waiver for the existence of events of default as of December 31, 2005 has not been obtained, interest of $17.0 and $33.4 million for one year or less and two-to-three years, respectively, related to this facility has been calculated based upon its contractual maturity date and included in all applicable years. We cannot guarantee that we will be able to obtain such a waiver.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $1.9 million due in the future under non-cancelable subleases.
(d)	We have only estimated cash obligations related to our pension plan for seven years, as it is not practicable to estimate thereafter.
(e)	The revolving credit facility represents the unused borrowing commitment available to us as of December 31, 2005, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R is effective for the Company beginning January 1, 2006. Contrary to requirements as of December 31, 2005 and as a part of determining compensation expense, the Company will now be required to assess volatility of financial variables and estimate the number of options expected to ultimately vest at the date of grant. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating- rate of interest. Our policy is to manage interest rate risk by using a combination of fixed and floating-rate debt. A hypothetical 10.0% increase in interest rates for the year ended December 31, 2005, would have increased floating-rate interest expense by approximately $1.5 million. The fair value of the Company’s long-term debt is based on quoted market prices. At December 31, 2005, the estimated fair value of the term loans, the senior secured discount notes and the senior subordinated notes was $216.7, $174.9, and $116.6 million, respectively.

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

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

Our management, including a disclosure committee that includes our Chief Executive Officer, Chief Financial Officer and other members of our senior management and finance teams, had previously evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report and previously concluded that such disclosure controls and procedures were effective. However, subsequently we discovered material weaknesses, as described below, in our “internal control over financial reporting”. Therefore, our principal executive and financial officer each concluded that, as of the end of the period covered by this report, as amended, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting. During fiscal 2006, management identified accounting errors in its consolidated financial statements related to the accounting for customer contracts, as well as errors in inventory valuation as it relates to rebates and the accounting for the actual cost of resin. On August 23, 2006, the audit committee of the Company determined that our previously issued financial statements for the years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and for the quarters ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, should be restated. The restatement is further discussed in Note 18 to the accompanying consolidated financial statements. Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based upon that standard, management has concluded that the control deficiencies surrounding management’s oversight of the accounting for contracts and inventory valuation represented material weaknesses in internal control over financial reporting.

As a part of its planned remedial measures related to the accounting for contracts, our management initiated a formal review to reassess the accounting for all existing customer contracts with annual revenues of at least $5.0 million. This process was undertaken by key members of our management with the goal of verifying and of training its accounting personnel regarding the proper accounting treatment and disclosure with regard to such contracts. In addition, by December 31, 2006, we plan to fully remediate the material weakness described above by implementing additional review and validation procedures over contract review and revenue recognition. The remedial measures will include adoption of formal procedures whereby all contracts are independently reviewed by a Contract Review Committee comprised of key members of our management and finance teams for identification of any complex accounting issues and adoption of a process performed by the Contract Review Committee to formally validate and approve the preliminary conclusions reached by our accounting staff regarding the proper treatment of these issues.

To remediate the material weakness related to inventory valuation, management will implement a secondary detail review process performed by qualified internal or external resources that will assess the assumptions used, calculations performed and accounting guidance available related to this area and other areas determined by management to be critical and especially complex. A written report summarizing the steps performed and conclusions reached regarding each process will then be presented to the Company’s closing committee, which is made up of senior members of the accounting management team, for their approval of the conclusions reached.

There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management continues to review our internal controls and procedures and the effectiveness of those controls. We are continuing the efforts we began during the fourth fiscal quarter for the period ended December 31, 2004 when the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the Sarbanes-Oxley Act of 2002 Rule 404 by December 31, 2007.

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

Supply Agreements

In July 1999, we entered into agreements to supply Suiza Foods Corporation, now known as Dean Foods, with bottles and bottle components. The prices for bottles are based on the prices that were in effect in July 1999 between Suiza Foods Corporation and us and are subject to adjustments based on changes in raw material, manufacturing and delivery costs. The HDPE and PET bottle supply agreements are scheduled to expire on July 2, 2006. In June 2004, we amended and restated our bottle components agreement with Dean Foods, providing for, among other things, an expiration date of December 31, 2006. We had sales to Dean Foods of approximately $231.2 million for the year ended December 31, 2005, including both bottle and resin sales.

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

Approval of the audit committee is required (and was obtained for calendar year 2005) for Deloitte to continue as the Company’s primary auditors. Additionally, the audit committee’s approval is required for all non-audit work performed by Deloitte for the Company. For calendar year 2005, the audit committee gave approval for up to $250,000 to be spent by the Company in order to retain Deloitte to perform tax related work so long as the audit committee is apprised of each of the specific projects being worked on and so long as none of the work relates to the formation of tax shelters and/or the formation of special purpose entities for purposes of facilitating off-balance sheet transactions or arrangements. In addition to the spending limit of $250,000, the audit committee also approved acquisition-related projects on a case-by-case basis, which totaled approximately $16,000 in 2005.

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All schedules are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

(a)(3) Exhibits

Exhibit No.		Description of Exhibit

3.1		Certificate of Formation of Consolidated Container Company LLC. (The Certificate of Formation, included as Exhibit 3.1(a) to the Registration Statement on Form S-4 of Consolidated Container Company LLC, Consolidated Capital, Inc. and the Registrant Guarantors listed therein (the “Registration Statement”) as filed on January 21, 2000, is hereby incorporated herein by reference).

3.2		Limited Liability Company Agreement of Consolidated Container Company LLC. (The Limited Liability Company Agreement, included as Exhibit 3.1(b) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

3.3		Certificate of Formation of Consolidated Container Holdings LLC. (The Certificate of Formation, included as Exhibit 3.7(a) to the registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

3.4		Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings LLC, as amended. (The Amended and Restated Limited Liability Company Agreement, included as Exhibit 3.4 to the 10-K filed on March 9, 2006, is incorporated herein by reference.)

4.1	(a)	Indenture dated as of July 1, 1999 among Consolidated Container Company LLC and Consolidated Container Capital, Inc. as Issuers, the Subsidiary Guarantors listed therein and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.1 to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

4.1	(b)	Supplemental Indenture dated as of March 31, 2000 among Consolidated Container Company LLC and Consolidated Container Capital, Inc., as issuers, Reid Plastics Group LLC, Plastics Containers LLC, Continental Plastic Containers LLC, Continental Caribbean Containers LLC and Franklin Plastics Holdings LLC, as guarantors, and the Bank of New York, as trustee. (The Supplemental Indenture, included as Exhibit 4.1 to the 8-K as filed on May 12, 2000, is incorporated herein by reference.)

4.2		Form of 10 1/8% Senior Subordinate Note due 2009 and annexed Guarantees. (The Form of Note, included as Exhibit 4.2 to Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

4.3		Indenture, dated as of May 20, 2004, among Consolidated Container Company LLC, Consolidated Container Holdings LLC, the Guarantors and The Bank of New York, as Trustee. (The Indenture, included as Exhibit 4.2 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

4.4		Forms of 10 3/4% Senior Secured Discount Notes due 2009. (The Forms of Notes, included as Exhibit 4.3 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.1

Credit Agreement, dated as of May 20, 2004, among Consolidated Container Company LLC, Consolidated Container Holdings LLC, various banks as lenders and Deutsche Bank Trust

Company Americas, as Administrative Agent. (The Credit Agreement, included as Exhibit 10.1 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.2		Security Agreement dated as of May 20, 2004 among Consolidated Container Company LLC, Consolidated Container Holdings LLC, various subsidiaries of the Company and Deutsche Bank Trust Company Americas, as Collateral Agent. (The Security Agreement, included as Exhibit 10.14 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.3	Pledge Agreement dated as of May 20, 2004 among Consolidated Container Company LLC, Consolidated Container Holdings LLC., various subsidiaries of the Company and Deutsche Bank Trust Company Americas, as Collateral Agent. (The Pledge Agreement, included as Exhibit 10.3 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.4	Subsidiary Guaranty dated as of May 20, 2004 among Reid Plastics Group LLC, Consolidated Container Company LP, Plastic Container LLC, Consolidated Container Capital, Inc., Continental Caribbean Container, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent. (The Subsidiary Guaranty, included as Exhibit 10.4 to the Form 8-K as filed on May 27, 2004, is incorporated herein by reference.)

10.5	Assignment and Assumption Agreement dated as of March 31, 2000 between Consolidated Container Company LLC and Franklin Plastics Holdings LLC. (Assignment and Assumption Agreement, included as Exhibit 10.1 to the 8-K as filed on May 12, 2000, is incorporated herein by reference.)

10.6	Trademark License Agreement dated as of July 1, 1999 between Continental Can Company, Inc., Consolidated Container Holdings LLC and Consolidated Container Company LLC. (The Trademark License Agreement, included as Exhibit 10.6 to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.7	Management Agreement dated as of April 29, 1999 among Consolidated Container Holdings LLC, Consolidated Container Company LLC and Vestar Capital Partners III, L.P. (The Management Agreement, included as Exhibit 10.7 to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.8(a)+	Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(a) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.8(b)+	Form of Consolidated Container Holdings LLC 2002 Unit Option Agreement, as amended and restated. The Form of Unit Option Agreement, included as Exhibit 10.9(b) to the 10-K filed March 31, 2003, is incorporated herein by reference.)

10.9(a)+	Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.9(a) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.9(b)+	Form of Consolidated Container Holdings LLC 2003 Unit Option Agreement. (The Form of Unit Option Agreement, included as Exhibit 10.9(b) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.10(a)+	Second Amended and Restated Consolidated Container Holdings LLC 1999 Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, as amended and restated. (The Unit Option Plan and Form of Special Unit Acquisition, Ownership and Redemption Agreement, included as Exhibit 10.10(a) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.10(b)+	Form of Consolidated Container Holdings LLC 2004 Unit Option Agreement. (The Form of Unit Option Agreement, included as Exhibit 10.10(b) to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.10(c)+	Form of Consolidated Container Holdings LLC 2004 Unit Option Agreement for option issuances related to the acquisition of STC. (The Form of Unit Option Agreement, included as Exhibit 10.10(c) to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.10(d)+	Form of Consolidated Container Holdings LLC 2005 Unit Option Agreement. (The Form of Unit Option Agreement, included as Exhibit 10.10(d) to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

10.10(e)+	Form of Consolidated Container Holdings LLC 2006 Unit Option Agreement. (The Form of Unit Option Agreement, included as Exhibit 10.10(e) to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

10.11(a)+	Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Replacement Units Option plan, included as Exhibit 10.10(a) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.11(b)+	Form of Original Consolidated Container Holdings LLC Replacement Units Option Agreement for Option Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan. (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(b) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.11(c)+	Form of Modified Consolidated Container Holdings LLC Replacement Units Option Agreement for Options Issued Pursuant to the Franklin Plastics, Inc. 1998 Stock Option Plan, (The Form of Replacement Units Option Agreement, included as Exhibit 10.10(c) to the Registration Statement as filed on January 21, 2000, is incorporated herein by reference.)

10.12(a)+	2004 Consolidated Container Holdings LLC Long-Term Incentive Plan. (The Long-Term Incentive Plan, included as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on November 13, 2004, is incorporated herein by reference.)

10.12(b)+	2006 Consolidated Container Holdings LLC Long Term Incentive Plan. (The Long-Term Incentive Plan, included as Exhibit 10.12(b) to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

10.12(c)+	Award of LTIP Units Pursuant to the 2004 Consolidated Container Holdings LLC Long Term Incentive Plan. (The Award of LTIP Units, included as Exhibit 10.12(c) to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

10.12(d)+	Award of LTIP Units Pursuant to the 2006 Consolidated Container Holdings LLC Long Term Incentive Plan. (The Award of LTIP Units, included as Exhibit 10.12(d) to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

10.13+	Employment Agreement dated as of August 13, 2001 between Consolidated Container Company LLC and Stephen Macadam (The Employment Agreement, included as Exhibit 10.17 to the 10-K filed March 29, 2002 is incorporated herein by reference.)

10.14+	Employment Agreement dated as of October 17, 2005 between Consolidated Container Company LLC and Jeffrey M. Greene. (The Employee Agreement, included as Exhibit 10.14 to the 10-K as filed on March 9, 2006, is incorporated herein by reference.)

10.15+	Executive Severance Agreement for Richard Sehring dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.15 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.16+	Executive Severance Agreement for Keith Brower dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.16 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

10.17+	Executive Severance Agreement for Laura Fee dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.17 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.18+	Executive Severance Agreement for Louis Lettes dated January 20, 2004. (The Executive Severance Agreement, included as Exhibit 10.18 to the 10-K filed March 22, 2005, is incorporated herein by reference.)

21	List of Subsidiaries of the Registrant.

31.1*	Certification pursuant to Rule 13a-14(a)

31.2*	Certification pursuant to Rule 13a-14(a)

99.1	Contribution and Merger Agreement by and among Suiza Foods Corporation, now known as Dean Foods, Franklin Plastics, Inc. and affiliates, Vestar Packaging LLC, Reid Plastics Holdings, Inc. and Affiliates, Consolidated Container Holdings LLC, Consolidated Container Company LLC and Reid Plastics Group LLC dated as of April 29, 1999, as amended (incorporated herein by reference to Exhibit 2.1 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999).

99.2	Amendment No. 1 to Contribution and Merger Agreement dated June 28, 1999 (incorporated herein by reference to Exhibit 2.2 of Suiza Foods Corporation’s Current Report on Form 8-K dated July 19, 1999).

*	Filed herewith
+	Management contract of compensatory plan of arrangement required to be filed as an exhibit to Form10-K pursuant to Item 15(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has the duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consolidated Container Company LLC

By:	/S/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

Dated: October 2, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES P. KELLEY James P. Kelley	Chairman of the Management Committee	October 2, 2006

/S/ B. JOSEPH ROKUS B. Joseph Rokus	Vice Chairman of the Management Committee	October 2, 2006

/S/ WILLIAM G. BELL William G. Bell	Manager	October 2, 2006

/S/ STEPHEN P. DONOVAN JR. Stephen P. Donovan Jr.	Manager	October 2, 2006

/S/ RONALD H. KLEIN Ronald H. Klein	Manager	October 2, 2006

/S/ LEONARD LIEBERMAN Leonard Lieberman	Manager	October 2, 2006

/S/ STEPHEN E. MACADAM Stephen E. Macadam	Manager	October 2, 2006

/S/ RICHARD L. ROBINSON Richard L. Robinson	Manager	October 2, 2006

/S/ JOHN R. WOODARD John R. Woodard	Manager	October 2, 2006

/S/ JEFFREY M. GREENE Jeffrey M. Greene	President, Chief Executive Officer and Manager (principal executive officer)	October 2, 2006

/S/ RICHARD P. SEHRING Richard P. Sehring	Chief Financial Officer (principal financial and accounting officer)	October 2, 2006

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

As discussed in Note 18, the accompanying consolidated financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company’s inability to obtain a waiver for covenant violations on its Senior Credit Facility raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 8, 2006 (September 29, 2006, as to Note 19 and the effects of the restatement discussed in Note 18)

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Amounts in thousands)

	2005 (As Restated)	2004 (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,098	$7,896
Investment securities	—	87
Accounts receivable (net of allowance for doubtful accounts of $1,440 in 2005 and $1,164 in 2004)	80,128	62,143
Related party receivable (Note 15)	35,560	26,087
Inventories	55,018	63,360
Other current assets	29,393	27,471

Total current assets	201,197	187,044
PROPERTY AND EQUIPMENT, Net	259,334	259,213
GOODWILL	219,427	209,859
INTANGIBLES AND OTHER ASSETS	21,228	20,596

	$701,186	$676,712

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$103,714	$89,273
Related party payable (Note 15)	31,416	23,658
Accrued liabilities	47,517	48,662
Revolving credit facility	2,900	—
Current portion of long-term debt	218,568	218,900

Total current liabilities	404,115	380,493
LONG-TERM DEBT	365,654	345,021
OTHER LIABILITIES	41,401	37,157
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

MEMBER’S DEFICIT:
Member’s deficit	(79,118)	(56,593)
Accumulated other comprehensive income (loss):
Foreign currency translation	21	(63)
Minimum pension liability	(30,887)	(29,303)

Total member’s deficit	(109,984)	(85,959)

	$701,186	$676,712

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Years Ended December 31,
	2005 (As Restated)	2004 (As Restated)	2003 (As Restated)
Net trade sales	$716,397	$647,369	$637,824
Related party sales	128,103	111,284	99,293

Net sales	844,500	758,653	737,117
Cost of sales	763,669	675,946	651,680

Gross profit	80,831	82,707	85,437
Selling, general and administrative expenses	42,921	41,545	47,163
Amortization expense	874	33	1,300
Loss on disposal of assets and impairments	4,609	5,431	4,421

Operating income	32,427	35,698	32,553
Interest expense	55,498	59,434	56,821

Loss before income taxes	(23,071)	(23,736)	(24,268)
Income tax (benefit) expense	(840)	324	—

Net loss	(22,231)	(24,060)	(24,268)
Other comprehensive income (loss):
Foreign currency translation	84	331	454
Minimum pension liability	(1,584)	(1,616)	3,508

COMPREHENSIVE LOSS	$(23,731)	$(25,345)	$(20,306)

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S DEFICIT

(Amounts in thousands)

	Member's Deficit (Restated)	Accumulated Other Comprehensive Loss	Total (Restated)
BALANCE, JANUARY 1, 2003 (As previously reported)	$(51,599)	$(32,043)	$(83,642)
Prior period adjustments (Note 18)	(3,310)	—	(3,310)

BALANCE, JANUARY 1, 2003 (As restated)	(54,909)	(32,043)	(86,952)
Net loss	(24,268)	—	(24,268)
Foreign currency translation	—	454	454
Minimum pension liability	—	3,508	3,508
Stock based compensation	799	—	799
Taxes received on behalf of members	943	—	943

BALANCE, DECEMBER 31, 2003	(77,435)	(28,081)	(105,516)
Net loss	(24,060)	—	(24,060)
Foreign currency translation	—	331	331
Minimum pension liability	—	(1,616)	(1,616)
Stock based compensation	599	—	599
Taxes paid on behalf of members	(54)	—	(54)
Equity investment from Holdings	44,357	—	44,357

BALANCE, DECEMBER 31, 2004	(56,593)	(29,366)	(85,959)
Net loss	(22,231)	—	(22,231)
Foreign currency translation	—	84	84
Minimum pension liability	—	(1,584)	(1,584)
Stock based compensation	(172)	—	(172)
Taxes paid on behalf of members	(122)	—	(122)

BALANCE, DECEMBER 31, 2005	$(79,118)	$(30,866)	$(109,984)

See notes to consolidated financial statements

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2005 (As Restated)	2004 (As Restated)	2003 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,231)	$(24,060)	$(24,268)
Adjustment to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	44,310	38,990	39,807
Amortization of debt issuance costs	2,910	10,437	6,256
Stock based compensation	(172)	599	799
Loss on disposal of assets and impairments	4,609	5,431	4,421
Accretion of senior secured discount notes	17,664	9,919	—
Changes in operating assets and liabilities, net of the effect of the acquisitions
Accounts receivable	(14,347)	5,707	(10,555)
Related party receivable	(9,473)	(7,460)	(2,879)
Inventories	11,219	(20,963)	(2,126)
Other current assets	(1,559)	4,622	2,712
Other assets	(2,995)	(3,626)	(2,964)
Accounts payable	12,912	3,647	(5,266)
Related party payable	7,758	8,349	6,640
Accrued liabilities	(1,793)	3,132	864
Other liabilities	(3,268)	(17,864)	230

Net cash flows from operating activities	45,544	16,860	13,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,031)	(33,471)	(30,899)
Net change in investments	87	10	9
Proceeds from disposal of property and equipment	7,277	7,540	2,733
Cash paid for acquisitions (net of cash acquired of $595 in 2005 and $0 in 2004 and 2003)	(14,164)	(176)	(501)

Net cash flows from investing activities	(52,831)	(26,097)	(28,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) from revolving lines of credit	2,900	(29,500)	(1,500)
Issuance of notes payable	—	220,000	35,000
Issuance of senior secured discount notes	—	150,102	—
Payments on notes payable to banks and capital leases	(2,358)	(389,020)	(8,056)
Payment of debt issuance cost	(15)	(10,718)	(4,601)
Member's contribution net of related costs (Note 15)	—	44,357	—
Tax (distribution) receipt to the benefit of the member	(122)	(54)	943

Net cash flows from financing activities	405	(14,833)	21,786

Effect of foreign currency exchange rate changes on cash	84	331	454
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,798)	(23,739)	7,253
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,896	31,635	24,382

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,098	$7,896	$31,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$35,653	$47,307	$42,793

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$2,311	$—	$—

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$3,000	$—	$—

Assumption of promissory notes in relation to acquisition of One Hoss Shay Corp., dba Mayfair Plastics	$2,684	$—	$—

See notes to consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Acquisitions—The Company acquired STC Plastics, Inc. (“STC”) and One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”) on February 15, 2005, and June 30, 2005, respectively. In addition, the Company acquired substantially all of the assets of Steel Valley Plastics, Inc. (“SVP”) on December 14, 2005. STC is a blowmolder of polycarbonate (“PC”) and high-density polyethylene (“HDPE”) bottles in Chino, California, Mayfair is a shuttle plant producing HDPE bottles in Carson, California, and SVP is a manufacturer of three and five gallon PC water bottles in Warren, Ohio.

Business Operations—The Company develops, manufactures and distributes a wide range of extrusion blow-mold plastic containers in a number of product categories. Below is a summary of those categories and the approximate percentage of the Company’s sales derived from each:

	2005	2004	2003
Dairy	26.7%	27.5%	27.2%
Water	17.3	16.9	16.5
Juice & Other Beverage	14.7	13.3	15.4
Household Chemicals & Personal Care	12.2	15.1	15.2
Agricultural, Industrial & Other	12.1	12.5	10.7
Food	11.3	8.8	8.5
Automotive	5.7	5.9	6.5

	100%	100%	100%

Based on the nature of the product, the production process, types of customers, and methods used to distribute products, the Company operates in one reportable segment under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

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

Translation of Foreign Currencies—The Company considers the functional currency under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to be the local currency for its

Canadian subsidiaries. Further, assets and liabilities of the Company’s Canadian subsidiary are converted to U.S. dollars using the current exchange rate at period-end, and revenues and expenses of these subsidiaries are translated at the average exchange rate during the period, with the resulting translation adjustment made to a separate component of member’s equity. The Company operates its Mexican subsidiaries using the U.S. dollar as its functional currency. As a result, the financial statements have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for non-monetary asset and liability accounts and related revenue and expense accounts, and (iii) the weighted average exchange rate of the reporting period for all other revenues and expenses. The resulting re-measurement impact is recorded as a component of net loss.

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

Goodwill—The Company tests goodwill for impairment annually, on December 31, and between annual measurement dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The assessment of goodwill is based on the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires management to estimate the fair value of the Company (as the Company has only one reporting unit) and if applicable the fair value of the

Company’s assets and liabilities. Determination of fair value is dependent upon many factors including management’s estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. Results of the impairment testing as of December 31, 2005, 2004 and 2003 indicated no impairment at those dates. Note 3 describes the goodwill recorded on the Company’s consolidated balance sheet.

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

Share-Based Compensation—At December 31, 2005, the Company has two share-based employee compensation plans, which are described in Note 12 and that are accounted for under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Compensation cost charged against income for the year ended December 31, 2005 was $1.0 million, offset by $1.2 million of forfeitures primarily of the options held by the former Chief Executive Officer and the former Chief Financial Officer. Compensation expense charged against income in the years ended December 31, 2004 and 2003 was $0.6 million and $0.8 million, respectively.

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

During the years ended December 31, 2005 and 2004, the Company recognized $0.9 million and $1.8 million, respectively, of impairment charges related to idle assets held at an equipment warehouse upon assessment that the carrying amount of the assets exceeded the net realizable value in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The impairment charges are included in loss on disposal of assets and impairments in the accompanying consolidated statements of operations and comprehensive loss.

In June 2005, the Company’s second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with the Company, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate (“PET”) bottle production at the Company’s operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of the Company’s sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility. Included in loss on disposal of assets and impairments in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2005, is a $2.6 million dollar charge related to the disposal of the assets at the Kansas City facility.

Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high-credit qualified financial institutions and limits the amount of investment exposure with any one financial institution. Accounts receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. Net container sales to the largest customer in 2005 amounted to approximately 13.9%, 13.3%, and 11.7% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately $33.9 million and $24.7 million at December 31, 2005 and 2004, respectively. Net container sales to the second largest customer in 2005 amounted to approximately 5.8%, 11.7% and 15.6% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from this customer amounted to approximately $1.9 and $7.5 million at December 31, 2005 and 2004, respectively. The Company evaluates each customer’s credit worthiness on a case-by-case basis. If such evaluations indicate substantial credit risk, the Company may choose not to conduct business with the customer, or at a minimum, require cash payments upon delivery of goods. The Company may obtain collateral upon extension of credit based upon the credit evaluation.

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R is effective for the Company beginning January 1, 2006. Contrary to requirements as of December 31, 2005 and as a part of determining compensation expense, the Company will now be required to assess volatility of financial variables and estimate the number of options expected to ultimately vest at the date of grant. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that the term conditional asset retirement obligations, as used in Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company assessed the impact of the interpretation on our financial statements and determined that the impact of the interpretation did not have a material impact on the financial statements.

Revenue Recognition—In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104 “Revenue Recognition,” revenue is recognized when all four of the following conditions have been met; 1) transfer of title and risk of loss to the customer which, in most cases, occurs at the time product is shipped to the customer, 2) collection of the relevant receivable is probable, 3) persuasive evidence of an arrangement exists and 4) the sales price is fixed or determinable.

Brokered Resin—The Company brokers resin to certain dairy and other customers for a brokerage commission. The Company accounts for these transactions on a net basis recording the brokering commission in net sales in the consolidated financial statements as the Company does not retain inventory risk, nor is it the primary obligor to these customers. Gross resin brokered on behalf of customers not included in net sales was $119.8, $86.6 and $62.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Pension Plans—The Company sponsors both defined benefit and defined contribution retirement plans on behalf of certain of its subsidiaries and currently contributes to one multi-employer union pension plan, all of which are described in Note 12. The Company expenses its obligations related to these plans over appropriate service periods. The recognition of expense for the defined benefit plans is impacted by estimates made by management, such as discount rates used to value these liabilities, return on plan assets and future health costs. The Company uses third-party specialists to assist management in appropriately measuring the expense and benefit obligation associated with the defined benefit plans. Additionally, the Company’s policy is to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits.

Reclassifications—Certain prior year accounts have been reclassified to conform to current year presentation.

2. BUSINESS ACQUISITIONS

STC

On February 15, 2005, the Company acquired STC with the primary purpose of entering into additional PC market segments. At that time, the Company paid cash of $5.3 million, net of cash received of $0.4 million. On February 11, 2005, just prior to the acquisition, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. Holdings also issued the former shareholders of STC options to purchase 3.19 million member units of Holdings. The option grants, which are exercisable upon certain liquidity events of Holdings, include a commitment by Holdings to repurchase the options for an aggregate price of no less than $3.0 million upon the same liquidity event, of which $2.9 million relates to three of the four former shareholders who subsequently became employees of the Company. The option grants are recorded as a long-term liability of $3.0 million on the Company’s consolidated balance sheet. The results of operations of STC have been consolidated with the Company’s operating results since the acquisition date, February 15, 2005.

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

In connection with the acquisition of STC, the Company recorded intangible assets of $3.0 million based on the valuation of STC’s customer list and customer order backlog. The intangible customer list is subject to a five- year amortization period beginning on February 15, 2005, and the customer order backlog is subject to a three-month amortization period beginning on February 15, 2005. The amortization expense recognized for the aforementioned intangible assets totaled $0.5 million through December 31, 2005.

The Company allocated the total purchase price of $8.7 million over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates.

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

In connection with the acquisition of Mayfair, STC recorded intangible assets of $3.1 million based on the valuation of Mayfair’s customer list and customer order backlog. The intangible customer list is subject to a seven-year amortization period beginning in July 2005, and the customer order backlog is subject to a three-month amortization period beginning in July 2005. The amortization expense recognized for the aforementioned intangible assets totaled $0.3 million through December 31, 2005. Included in the purchase agreement was a five-year non-compete contract with the Mayfair shareholder whereby the shareholder will receive payments from July 2005 through December 2007 totaling $0.2 million.

The Company allocated the total purchase price of $6.0 million over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates.

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

Assuming the SVP, Mayfair and STC acquisitions occurred as of the beginning of the periods presented, the Company’s unaudited pro forma results of operations for the twelve months ended December 31, 2005 and 2004 would have been:

	Year Ended
	2005	2004
	(Amounts in thousands)
Net Sales	$857,815	$791,290
Net Loss	$(21,805)	$(22,344)

3. GOODWILL

The following table presents the activity in goodwill for the years ended December 31, 2005 and 2004 (amounts in thousands):

Balance at January 1, 2004	$209,859
Activity	—

Balance at December 31, 2004	209,859
STC Acquisition	5,023
Mayfair Acquisition	2,975
SVP Acquisition	1,570

Balance at December 31, 2005	$219,427

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

Year ending December 31,
2006	$1,280
2007	1,114
2008	1,114
2009	1,080
2010-2011	1,190

$5,778

5. INVENTORIES

Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Finished goods	$27,974	$26,036
Raw materials	27,044	37,324

	$55,018	$63,360

6. OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Rebate receivables	$17,077	$13,348
Parts and supplies inventory	8,119	8,136
Other current assets	4,197	5,987

	$29,393	$27,471

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Machinery and equipment	$383,167	$353,983
Leasehold improvements	21,291	21,441
Buildings	21,001	22,166
Furniture and equipment	13,198	9,905
Land	8,884	9,763
Capital leases	803	—

	448,344	417,258
Less accumulated depreciation	(201,977)	(173,831)

	246,367	243,427
Construction in progress	12,967	15,786

	$259,334	$259,213

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $38.9, $37.4 and $37.0 million, respectively.

The Company acquired certain capital leases as part of the STC acquisition, which consists of machinery and equipment with a net book value of $0.7 million as of December 31, 2005.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Rebates accrual	$12,727	$10,253
Employee compensation and benefits	11,343	12,289
Accrued interest	8,790	9,489
Accrued pension	6,189	6,330
Other accruals	6,163	7,785
Accrued taxes	2,305	2,516

	$47,517	$48,662

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Senior credit facility-term loans—7.5%	$216,700	$218,900
Senior secured discount notes—10 3/4%	177,685	160,021
Senior subordinated notes—10 1/8%	185,000	185,000
Promissory notes—2.9%-6.0%	4,246	—
Capital lease obligations	591	—

	584,222	563,921
Less current portion	(218,568)	(218,900)

	$365,654	$345,021

At December 31, 2005, events of default existed under the terms of the Company’s senior credit facility, due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with Generally Accepted Accounting Principles and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. The events of default and the restatement are discussed in Note 18. As a result of the events of default caused by the restatement of the Company’s financial statements, the Company reclassified its debt of $214.5 and $216.7 million under the senior credit facility as of December 31, 2005 and 2004, respectively, from long term debt, as previously recorded, to current liabilities in the accompanying consolidated balance sheets.

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

Term Loan

The term loan was originally $220.0 million in principal, of which $216.7 million was outstanding at December 31, 2005. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008. At December 31, 2005, the estimated fair value of the term loans was $216.7 million.

Revolver

At December 31, 2005, the Company had $2.9 million funded borrowings outstanding on the Revolver, and $12.3 million was reserved for outstanding standby letters of credit, leaving $29.8 million available for future borrowings. The defaults on our Senior Credit Facility, discussed above, result in the Company being unable to utilize borrowings under the Revolver from the date the Company gave notice of the defaults to the administrative agent, at which time the Company had $21.0 million outstanding, until such defaults are waived.

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

The Senior Credit Facility, the senior secured discount notes and the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on the Company’s equity interests or repurchase the Company’s equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on the Company’s assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all the Company’s assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The Senior Credit Facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the Senior Credit Facility contains a maximum capital expenditures covenant. At December 31, 2005, the Company was not in compliance with certain covenants under the Senior Credit Facility. The Company is attempting to secure a waiver for these events of non-compliance; however the Company cannot guarantee that the lenders will grant such a waiver.

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

Scheduled Maturities—The scheduled annual maturities of long-term debt at December 31, 2005, as restated, were as follows (amounts in thousands):

Year ending December 31,
2006	$218,568
2007	1,170
2008	1,677
2009	392,112
2010	10

Total amounts due at maturity	$613,537
Less: Unamortized discount on senior secured discount notes	(29,315)

$584,222

10. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Accrued pension	$18,634	$19,906
Insurance reserve	6,410	6,936
Noncancellable lease commitments on closed facilities	6,306	6,321
Deferred income	3,851	1,314
Stock options issued to former STC shareholders	3,000	—
Accrued post-retirement benefits	2,524	2,680
Other	676	—

	$41,401	$37,157

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

During 2003, in an effort to properly align the option values with the current performance of the Company, all outstanding options under the CCH Option Plan with a strike price of $6.50 or $15.00 were re-priced to $1.00. Other terms of the options (except for changes in certain terms affecting vesting and termination of options) were not changed by this amendment. Additionally, in 2004, following the Company’s refinancing, the management committee further reduced the exercise price on all outstanding options under the CCH Option Plan from $1.00 to $0.05 and awarded additional options to certain employees. As a result of these repricing events, the Company revalued these option grants based on its estimate of the fair value of the Company at that time. As a privately held company, the determination of fair value is dependent upon many factors including management’s estimate of future cash flows, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. The resulting impact on the financial statements of these re-pricing transactions was negligible. As these options relate to the parent company’s securities, expense and a capital contribution from the parent company have been reflected in the Company’s consolidated financial statements.

The fair value for options granted under the above described plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.35%	3.73%	4.20%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	0.0%
Expected life (years)	5	5	5

The estimated aggregate fair value for the options granted in 2005 on the date of grant was $0.3 million. For this reason, approximately $17,000 compensation expense was recognized related to the grant of these options in 2005. No compensation expense was recorded for options issued in 2004 or 2003.

Option activity for both the CCH Option Plan and the Franklin Replacement Option Plan for the years ended December 31, 2003, 2004 and 2005 (excluding the STC options discussed after the tables) is summarized below:

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

Options exercisable at December 31, 2004 and 2003 were 9,153,055 and 321,056 respectively.

In addition to the options outstanding discussed above, in 2005, in conjunction with the acquisition of STC, discussed in Note 2, 3.19 million options were issued under the CCH Plan to the former shareholders of STC, and these options remain outstanding as of December 31, 2005. The options have a strike price of $0.05 and are fully vested; however, they are exercisable only upon certain liquidity events of Holdings. The options include a commitment to repurchase the options for an aggregate purchase price of no less than $3.0 million dollars upon the same liquidity event and have a contractual life of ten years, which automatically renews for successive ten-year periods until all options have been exercised. The option grants are recorded as a long-term liability on the Company’s consolidated balance sheet.

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

The Company’s wholly owned subsidiary, Continental Caribbean Containers, Inc., ceased operations and sold substantially all of its assets during December 2004. As a result of the asset sale, a $0.4 million tax charge was recognized which is included in income tax expense in the accompanying 2004 consolidated statement of operations and comprehensive loss. The tax charge relates to a capital gain tax accrued for the sale of assets and a tollgate tax accrued for subsequent transfer of remaining assets from Puerto Rico to the United States.

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

The amalgamation of two of the Company’s wholly owned foreign subsidiaries in 2004 and the acquisitions of two United States domestic corporations during 2005, STC and Mayfair, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), for financial reporting purposes.

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

Prior to 2005, the Company’s tax provision was immaterial.

The difference between the actual income tax provision and an amount computed by applying the United States federal statutory rate for corporations to earnings before income taxes is attributable to the following:

2005
(In thousands)
Income tax at U.S. federal statutory rate	$(7,844)
Legal entity loss not subject to federal income tax	5,989
Foreign loss without current tax benefit	1,259
Other	(179)
State tax, net of federal effect	(70)
Permanent differences	5

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

On May 18, 2005, the Company initiated suit in the United States District Court for the Western District of Tennessee against customer Warren Unilube (“Warren”) for Warren’s anticipated breach of contract. In the suit, the Company contended that a contract they entered into with former customer Coastal Unilube was assigned to Warren Unilube by Coastal and that Warren is therefore bound by the contract until at least December 31, 2007.

Warren, however, had indicated to the Company that it intended to stop purchasing from the Company before the December 2007 date. The Company has obtained an injunction against Warren, such that it is now under court order to continue purchasing from the Company according to the contract until a trial is held on the matter. Warren represents the significant share of the sales volume at the Company’s West Memphis facility, with the facility totaling $14.7 million in sales in 2005. Sales to Warren were also recognized out of the Company’s Memphis facility in 2005.

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

In addition, a number of governmental authorities in the United States and in other countries have considered or are expected to consider legislation aimed at reducing the amount of disposed plastic waste. These programs have included, for example, mandating rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material, and/or requiring retailers or manufacturers to take back packaging used for their products. This legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic waste, could reduce the demand for some plastic packaging, result in greater costs for plastic packaging manufacturers, or otherwise impact the Company’s business. Some consumer products companies (including some of our customers) have responded to these governmental initiatives and to perceived environmental concerns of consumers by, for example, using bottles made in whole or in part of recycled plastic.

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

In matters (1) through (4) in the preceding paragraph, the Company received the correspondence as the alleged successor to the interests of Continental Can Company (“Continental Can”). As the successor in interest to certain of Continental Can’s assets and liabilities, the Company investigated each of these matters to determine whether or not it has any responsibility with respect to the sites. In each case, as a result of these investigations, the Company either submitted a response indicating the Company’s belief that it is not responsible for any potential Continental Can liability at such sites or declined to pay requested amounts. The Company has not received replies to such responses. The Company cannot estimate with certainty the ultimate legal and financial liability with respect to any of the foregoing matters but believe, based on their examination of these matters, experience to date and discussions with counsel, that any ultimate liability will not be material to their financial position, results of operations or cash flows.

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

The Company has also been made a party, improperly they believe, to several private lawsuits involving alleged asbestos exposure and hearing loss. The basis for their presence in these lawsuits was the plaintiffs’ mistaken belief that Consolidated Container Company was the successor in interest for all former Continental Can sites. Because Consolidated Container Company is the successor in interest for only a fraction of the former Continental Can sites, none of which have been involved in the asbestos and hearing loss cases thus far, the Company has provided evidence that they are not the successor in interest to the sites at issue and have requested dismissal from these suits. At this time, the court has voluntarily dismissed the Company from the following lawsuits: Rauen v. A.W. Chesterton, et al. (involving alleged asbestos exposure at a site in Chicago, Illinois); and Anderson v. Smurfit-Stone Container Enterprises, et al. (involving alleged hearing loss at a site in Hodge, Louisiana). At this time, a motion has been filed seeking to voluntarily dismiss the Company, from the following lawsuit, but no order has been entered: Powell v. American Standard, Inc., et al. (involving an alleged exposure site in Augusta, Georgia). At this time, the Company is still a party to the following asbestos lawsuits, but it is their position that they were improperly made a party, as they have no responsibility for the alleged exposure sites: Holmes v. Allied Manufacturing Company, Inc., et al. (involving an alleged exposure site in Hopewell, Virginia); Hutchinson v. Georgia-Pacific Corporation, et al. (involving an alleged exposure site in Hodge, Louisiana).

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

The Company had bottle sales and gross brokered resin sales to Dean Foods of approximately $231.2, $184.5 and $154.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Accounts receivable from Dean Foods at December 31, 2005 and 2004, amounted to approximately $33.9 and $24.7 million, respectively. Amounts payable to Dean Foods at December 31, 2005 and 2004, amounted to approximately $31.4 and $23.7 million, respectively.

The Company has other related party sales and purchases in the normal course of business with companies affiliated with certain of the non-employee members of our management committee. Included in our consolidated financial statements for such transactions are the following:

•	Net sales of $7.3, $7.9 and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively,

•	Purchases of raw materials of $2.0, $2.0 and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively,

•	Selling, general and administrative expenses of $0.1 million in each of the years ended December 31, 2005, 2004 and 2003, and

•	Related party receivables of $1.7 and $1.3 million at December 31, 2005 and 2004, respectively.

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

18. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management identified accounting errors in the Company’s historical consolidated financial statements, as described below:

•

The Company had not fulfilled certain obligations to Dean Foods Company, formerly known as Suiza Foods Corporation, and its affiliates under bottle and resin supply agreements, resulting in a cumulative overstatement of net sales of approximately $6.0 million and an understatement in cost of sales of

$13.1 million for the three years ended December 31, 2005 and a reduction of earnings of approximately $2.8 million prior to fiscal year 2003.

•	After a review of contracts with other customers with similar terms to the agreements with Dean Foods and its affiliates, the Company identified accounting errors related to certain of these agreements and recorded a cumulative accrual of $1.4 million through December 31, 2005 of which $1.2 million resulted from a cumulative overstatement of net sales and $0.2 million related to prior to fiscal 2003.

•	These two previously noted accounting errors caused events of default under the Company’s Senior Credit Facility, due in part to (a) provisions requiring the Company to maintain its consolidated financial statements in accordance with Generally Accepted Accounting Principles and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. The events of default, for which the Company has not received waivers, require that amounts outstanding under the Senior Credit Facility be classified as a current liability. Accordingly the Company reclassified debt of $214.5 and $216.7 million as of December 31, 2005 and 2004, respectively, from long term debt, as previously reported, to current liabilities in the accompanying consolidated balance sheets.

•	In assessing the impact of the restatement, management determined that there were offsetting errors in the inventory valuation and lower-of-cost-or market calculations associated with the accounting for rebates and the actual cost of resin. The result of these items was a net understatement of inventory of $0.1 million at December 31, 2005, a cumulative overstatement of cost of sales of $0.4 million for the three years ended December 31, 2005 and an understatement of cost of sales of $0.3 million prior to fiscal 2003.

•	In addition, the Company has determined that transactions and amounts due to/from related parties should have been separately presented in the consolidated financial statements.

As a result, the Company has restated the accompanying consolidated financial statements. These corrections result in an aggregate reduction of earnings of approximately $19.9 million for fiscal years 2005, 2004 and 2003 and a reduction of earnings of approximately $3.3 million for years prior to fiscal 2003. The restatement adjustments result in a $23.2 million increase in ending member’s deficit as of December 31, 2005.

A summary of the significant effects of the restatement is as follows:

Consolidated Balance Sheet Effects:

	December 31, 2005			December 31, 2004
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)
Accounts receivable	$115,688	$(35,560)	$80,128	$88,230	$(26,087)	$62,143
Related party receivable	—	35,560	35,560	—	26,087	26,087
Inventory	54,939	79	55,018	64,172	(812)	63,360
Total current assets	201,118	79	201,197	187,856	(812)	187,044
Total assets	701,107	79	701,186	677,524	(812)	676,712
Related party payable	—	31,416	31,416	—	23,658	23,658
Accrued liabilities	55,650	(8,133)	47,517	55,124	(6,462)	48,662
Current portion of long-term debt	4,068	214,500	218,568	2,200	216,700	218,900
Total current liabilities	166,332	237,783	404,115	146,597	233,896	380,493
Long term debt	580,154	(214,500)	365,654	561,721	(216,700)	345,021
Member’s deficit	(55,914)	(23,204)	(79,118)	(38,585)	(18,008)	(56,593)
Total member’s deficit	(86,780)	(23,204)	(109,984)	(67,951)	(18,008)	(85,959)
Total liabilities and member’s deficit	701,107	79	701,186	677,524	(812)	676,712

Consolidated Statements of Operations and Comprehensive Loss Effects:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)			(Amounts in thousands)
Net trade sales	$846,432	$(130,035)	$716,397	$761,313	$(113,944)	$647,369	$739,774	$(101,950)	$637,824
Related party sales	—	128,103	128,103	—	111,284	111,284	—	99,293	99,293
Net sales	846,432	(1,932)	844,500	761,313	(2,660)	758,653	739,774	(2,657)	737,117
Cost of sales	760,405	3,264	763,669	670,741	5,205	675,946	647,504	4,176	651,680
Gross profit	86,027	(5,196)	80,831	90,572	(7,865)	82,707	92,270	(6,833)	85,437
Operating income	37,623	(5,196)	32,427	43,563	(7,865)	35,698	39,386	(6,833)	32,553
Loss before income taxes	(17,875)	(5,196)	(23,071)	(15,871)	(7,865)	(23,736)	(17,435)	(6,833)	(24,268)
Net loss	(17,035)	(5,196)	(22,231)	(16,195)	(7,865)	(24,060)	(17,435)	(6,833)	(24,268)
Comprehensive loss	(18,535)	(5,196)	(23,731)	(17,480)	(7,865)	(25,345)	(13,473)	(6,833)	(20,306)

Consolidated Statements of Cash Flows Effects:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)			(Amounts in thousands)
Net loss	$(17,035)	$(5,196)	$(22,231)	$(16,195)	$(7,865)	$(24,060)	$(17,435)	$(6,833)	$(24,268)
Accounts receivable	(23,820)	9,473	(14,347)	(1,753)	7,460	5,707	(13,434)	2,879	(10,555)
Related party receivable	—	(9,473)	(9,473)	—	(7,460)	(7,460)	—	(2,879)	(2,879)
Inventory	12,110	(891)	11,219	(21,450)	487	(20,963)	(2,136)	10	(2,126)
Related party payable	—	7,758	7,758	—	8,349	8,349	—	6,640	6,640
Accrued liabilities	(122)	(1,671)	(1,793)	4,103	(971)	3,132	681	183	864

19. SENIOR CREDIT FACILITY DEFAULT

As of December 31, 2005, events of default existed under the Company’s senior credit facility due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with Generally Accepted Accounting Principles and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. Such failure permits the lenders under the senior credit facility to accelerate such debt. The Company has begun discussions with members of the bank group that participate in its senior credit facility to obtain a permanent waiver and believes it will be able to obtain the waiver; however the Company can give no assurance that it will be able to obtain such a waiver. Following the Company’s filing of its Form 10-K/A for the year ended December 31, 2005, its Form 10-Q/A for the period ended March 31, 2006 and its Form 10-Q for the period ended June 30, 2006, the Company will seek the permanent waiver of the existing events of default under the senior credit agreement from its lenders. If the Company is unable to obtain such a wavier from its lenders on terms acceptable to the Company, it will immediately pursue its options to refinance its debt.