Form 10-Q/A
period 2006-03-31
CONSOLIDATED CONTAINER CO LLC
filed 2006-10-02
CIK 1095531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes  ☐    No  ☒

As of September 1, 2006, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

EXPLANATORY NOTE

Consolidated Container Company LLC (the “Company”), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its previously issued condensed consolidated financial statements of the Company for the quarters ended March 31, 2006 and 2005 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 initially filed with the Securities and Exchange Commission (“SEC”) on May 3, 2006 as discussed in Note 18 to the condensed consolidated financial statements.

See Note 18 to the condensed consolidated financial statements for further information.

This Form 10-Q/A amends and restates only Items 1, 2, 3 and 4 of Part I, Items 3 and 6 of Part II of the original filing solely to reflect the effects of this restatement of the Company’s financial statements for the periods presented. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended March 31, 2006. These remaining Items are not amended hereby. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with Company filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments of those filings. (The Company is filing contemporaneously with this Form 10-Q/A its restated Form 10-K/A for the year ended December 31, 2005.) In addition, pursuant to the rules of the SEC, exhibits 31.1 and 31.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The updated certifications are attached to this Form 10-Q/A as exhibits 31.1 and 31.2.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	March 31, 2006 (As Restated)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$525	$1,098
Accounts receivable (net of allowance for doubtful accounts of $1,617 in 2006 and $1,440 in 2005)	93,100	80,128
Related party receivable (Note 11)	26,290	35,560
Inventories	49,517	55,018
Other current assets	18,600	29,393

Total current assets	188,032	201,197
PROPERTY AND EQUIPMENT, Net	258,287	259,334
GOODWILL	219,075	219,427
INTANGIBLES AND OTHER ASSETS	20,102	21,228

	$685,496	$701,186

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$87,602	$103,714
Related party payable (Note 11)	32,957	31,416
Accrued liabilities	38,620	47,517
Revolving credit facility	8,100	2,900
Current portion of long-term debt	217,351	218,568

Total current liabilities	384,630	404,115
LONG-TERM DEBT	370,235	365,654
OTHER LIABILITIES	40,217	41,401
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

MEMBER’S DEFICIT:
Member’s deficit	(78,711)	(79,118)
Accumulated other comprehensive income (loss):
Foreign currency translation	12	21
Minimum pension liability	(30,887)	(30,887)

Total member’s deficit	(109,586)	(109,984)

	$685,496	$701,186

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2006 (As Restated)	March 31, 2005 (As Restated)
Net trade sales	$188,283	$173,813
Related party sales	34,709	30,754

Net sales	222,992	204,567
Cost of sales	195,313	189,272

Gross profit	27,679	15,295
Selling, general and administrative expense	11,871	11,134
Amortization expense	307	83
Loss on disposal of assets and impairments	235	3,424

Operating income	15,266	654
Interest expense	14,859	12,998

Income (loss) before taxes	407	(12,344)
Income tax expense (benefit)	54	(223)

Net income (loss)	353	(12,121)

Other comprehensive loss:
Foreign currency translation adjustment	(9)	(12)

COMPREHENSIVE INCOME (LOSS)	$344	$(12,133)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31, 2006 (As Restated)	March 31, 2005 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$353	$(12,121)
Adjustment to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,214	11,676
Amortization of debt issuance costs	747	729
Stock based compensation	63	165
Loss on disposal of assets and impairments	235	3,424
Accretion of discounted notes	4,772	4,244
Changes in operating assets and liabilities, net of the effect of the acquisitions
Accounts receivable	(12,977)	(16,140)
Related party receivable	9,270	(1,122)
Inventories	5,501	3,760
Other current assets	10,793	7,860
Other assets	(655)	(916)
Accounts payable	(16,112)	9,082
Related party payable	1,541	3,188
Accrued liabilities	(8,607)	(7,341)
Other liabilities	(1,184)	(1,723)

Net cash flows from operating activities	4,954	4,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,256)	(6,579)
Net change in investments	—	1
Proceeds from disposal of property and equipment	51	10
Cash paid for acquisitions (net of cash acquired of $0 in 2006 and $350 in 2005)	(246)	(5,343)

Net cash flows from investing activities	(9,451)	(11,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving lines of credit	5,200	4,900
Payments on notes payable to banks, capital leases and promissory notes	(1,258)	(573)
Proceeds from the exercise of options	8	—
Payment of debt issuance costs	—	(3)
Tax distribution to the benefit of the member	(17)	(86)

Net cash flows from financing activities	3,933	4,238

Effect of foreign currency exchange rate changes on cash	(9)	(12)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(573)	(2,920)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,098	7,896

CASH AND CASH EQUIVALENTS, END OF PERIOD	$525	$4,976

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,983	$13,210

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$—	$2,311

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$—	$3,000

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Results of operations and cash flows for the three months ended March 31, 2006 and the corresponding balance sheet as of March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company is wholly owned by Consolidated Container Holdings LLC (“Holdings”), a Delaware limited liability company. Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.5% owned by Reid Plastics Holdings Inc., 16.5% owned by Vestar Packaging LLC, 13.4% owned by Vestar CCH LLC, and 44.8% owned by Franklin Plastics, Inc., a subsidiary of Dean Foods Company (“Dean Foods”). Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, in 2004 Holdings issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

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

During the first quarter of 2006, the Company finalized the allocation of the total purchase price of $8.7 million over the fair value of the assets acquired, liabilities assumed and other intangible assets without any material adjustment of the previously recorded purchase price allocation.

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

Assuming the STC, Mayfair and SVP acquisitions occurred as of the beginning of the periods presented, the Company’s unaudited pro forma results of operations for the three months ended March 31, 2005 would have been:

Three Months Ended
March 31, 2005
(Amounts in thousands)
Net Sales	$211,305
Net Loss	$(11,922)

4.	GOODWILL

The following table presents the activity in goodwill for the first quarter ended March 31, 2006 (amounts in thousands):

Balance at January 1, 2006	$219,427
Purchase price allocation adjustments	(352)

Balance at March 31, 2006	$219,075

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

Nine months ending December 31, 2006	$981
Year ending December 31,
2007	1,142
2008	1,142
2009	1,108
2010	563
2011 and thereafter	656

$5,592

6.	INVENTORIES

Inventories consisted of the following at March 31, 2006, and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Finished goods	$26,630	$27,974
Raw materials	22,887	27,044

	$49,517	$55,018

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Machinery and equipment	$383,257	$383,167
Leasehold improvements	21,994	21,291
Buildings	21,193	21,001
Furniture and equipment	13,234	13,198
Land	8,884	8,884
Capital leases	803	803

	449,365	448,344
Less accumulated depreciation	(210,790)	(201,977)

	238,575	246,367
Construction in progress	19,712	12,967

	$258,287	$259,334

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Rebates accrual	$10,238	$12,727
Employee compensation and benefits	9,660	11,343
Other accruals	6,419	6,163
Accrued pension	6,189	6,189
Accrued interest	4,148	8,790
Accrued taxes	1,966	2,305

	$38,620	$47,517

9.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2006, and December 31, 2005:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Senior credit facility—term loans—8.4%	$216,150	$216,700
Senior secured discount notes—10 3/4%	182,398	177,685
Senior subordinated notes—10 1/8%	185,000	185,000
Promissory notes—6.0%—6.3%	3,497	4,246
Capital lease obligations	541	591

	587,586	584,222
Less current portion	(217,351)	(218,568)

	$370,235	$365,654

At March 31, 2006, events of default existed under the terms of the Company’s senior credit facility, due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with General Accepted Accounting Principles (“GAAP”) and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s financial statements. The events of default and the restatement are discussed in Note 18. As a result of the events of default, the Company classified its debt under the senior credit facility as a current liability.

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $216.2 million was outstanding at March 31, 2006. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008. At March 31, 2006, the estimated fair value of the term loan was $216.2 million.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolver

At March 31, 2006, the Company had approximately $8.1 million of funded borrowings outstanding on the Revolver, and $9.1 million was reserved for outstanding standby letters of credit, leaving $27.8 million available for future borrowings. The defaults on our senior credit facility, discussed above, result in the Company being unable to utilize borrowings under the Revolver from the date the Company gave notice of the defaults to the administrative agent, at which time the Company had $21.0 million outstanding, until such defaults are waived. The outstanding standby letters of credit were reduced to $9.1 million at the end of March 2006 from $12.3 million at the end of December 2005 due to a reduction of collateral required by the Company’s worker’s compensation insurance carrier as a result of the Company’s improved safety record. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date. As of March 31, 2006, the Revolver bore interest at a weighted average rate of approximately 10.5%.

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

The senior credit facility, the senior secured discount notes, and the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on the Company’s equity interests or repurchase the Company’s equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on the Company’s assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of the Company’s assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At March 31, 2006, the Company was not in compliance with certain covenants under the senior credit facility, including provisions requiring it to maintain its books and records in accordance with GAAP. In addition, the restatement discussed in Note 18 caused the Company to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. The Company was, however, in compliance with the financial covenants for the period ended March 31, 2006. The Company will attempt to secure a waiver for the events of non-compliance; however it cannot guarantee that the lenders will grant such a waiver.

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

Scheduled Maturities—The scheduled annual maturities of long-term debt at March 31, 2006, were as follows (amounts in thousands):

Nine months ending December 31, 2006	$217,310

Year ending December 31,
2007	1,170
2008	1,677
2009	392,112
2010	10

Total amounts due at maturity	$612,279

Less: Unamortized discount on notes	(24,693)

$587,586

10.	COMMITMENTS AND CONTINGENCIES

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

The Company had bottle sales and gross brokered resin sales to Dean Foods of approximately $61.2 and $57.9 million for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from Dean Foods at March 31, 2006 and December 31, 2005 amounted to approximately $24.7 and $33.9 million, respectively. Amounts payable to Dean Foods at March 31, 2006 and December 31, 2005 were approximately $33.0 and $31.4 million, respectively.

The Company has other related party sales and purchases in the normal course of business with companies affiliated with certain of the non-employee members of our management committee. Included in our consolidated financial statements for such transactions are the following:

•	Net sales of $1.9 and $1.8 million for the three months ended March 31, 2006 and 2005, respectively,

•	Purchases of raw materials of $0.4 and $0.5 million for the three months ended March 31, 2006 and 2005, respectively,

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	Selling, general and administrative expenses of less than $0.1 million in each of the three months ended March 31, 2006 and 2005, respectively, and

•	Related party receivables of $1.6 and $1.7 million at March 31, 2006 and December 31, 2005, respectively.

12.	GUARANTOR FINANCIAL STATEMENTS

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

As these options relate to the parent company’s securities, expense and a capital contribution from the parent company have been reflected in the Company’s condensed consolidated financial statements.

Historically, the Company used the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), to account for its share-based compensation plans. Effective January 1, 2006, it adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

The Company applied the modified prospective application method in its adoption of SFAS 123R. Implementing SFAS 123R did not have a material effect on the Company’s condensed consolidated financial statements. A cumulative effect of change in accounting principle due to the requirement to estimate the impact

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of expected forfeitures at the grant date resulted in a benefit of approximately $12,000 in the first quarter 2006, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss) for the period ended March 31, 2006.

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

In June 2005, the Company’s second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with the Company, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate (“PET”) bottle production at the Company’s operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of the Company’s sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility. Included in loss on disposal of assets and impairments in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2005, is a $3.2 million dollar charge related to the write-down of the assets at the Kansas City facility to their estimated sales price.

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements, for the period ended March 31, 2006, management identified accounting errors in the Company’s historical consolidated financial statements as described below:

•	The Company had not fulfilled certain obligations to Dean Foods, formerly known as Suiza Foods Corporation, and its affiliates under bottle and resin supply agreements, resulting in an overstatement of net sales of approximately $0.5 and $0.4 million and an understatement in cost of sales of $1.3 and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

•	After a review of contracts with other customers with similar terms to the agreements with Dean Foods and its affiliates, the Company identified accounting errors related to certain of these agreements resulting in an overstatement of net sales of less than $0.1 million for each of the three months ended March 31, 2006 and 2005.

•	These two previously noted accounting errors caused events of default under the Company’s senior credit facility, due in part to (a) provisions requiring the Company to maintain its consolidated financial statements in accordance with GAAP and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. The events of default, for which the Company has not received waivers, require that amounts outstanding under the senior credit facility be classified as a current liability. Accordingly, the Company reclassified debt of $214.0 and $214.5 million under the senior credit facility as of March 31, 2006 and December 31, 2005, respectively, from long term debt, as previously reported, to current liabilities in the accompanying condensed consolidated balance sheets.

•	In assessing the impact of the restatement, management determined that there were offsetting errors in the inventory valuation and lower-of-cost-or market calculations associated with the accounting for rebates and the actual cost of resin. The result of these items was a net understatement of inventory of less than $0.1 million for each of the periods ended March 31, 2006 and December 31, 2005, respectively, and an understatement of cost of sales of less than $0.1 million for the three months ended March 31, 2006 and an overstatement of cost of sales of $0.5 million for the three months ended March 31, 2005.

•	In addition, the Company has determined that transactions and amounts due to/from related parties should have been separately presented in the consolidated financial statements.

As a result, the Company has restated the accompanying condensed consolidated financial statements. These corrections result in an reduction of net sales of approximately $0.5 million for each of the quarters ended March 31, 2006 and 2005, respectively, and an increase in cost of sales of $1.3 and $0.5 million for the quarters ended March 31, 2006 and 2005, respectively. The restatement adjustments result in a $25.0 million increase in ending member’s deficit as of March 31, 2006.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the significant effects of the restatement is as follows:

Consolidated Balance Sheet Effects:

	March 31, 2006
	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)
Accounts receivable	$119,390	$(26,290)	$93,100
Related party receivable	—	(26,290)	(26,290)
Inventory	49,458	59	49,517
Total current assets	187,973	59	188,032
Total assets	685,437	59	685,496
Related party payable	—	32,957	32,957
Accrued liabilities	46,487	(7,867)	38,620
Current portion of long term debt	3,401	213,950	217,351
Total current liabilities	145,590	239,040	384,630
Long term debt	584,185	(213,950)	370,235
Member’s deficit	(53,680)	(25,031)	(78,711)
Total member’s deficit	(84,555)	(25,031)	(109,586)
Total liabilities and member’s deficit	685,437	59	685,496

Consolidated Statements of Operations and Comprehensive Loss Effects:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)
Net trade sales	$223,523	$(35,240)	$188,283	$205,020	$(31,207)	$173,813
Related party sales	—	34,709	34,709	—	30,754	30,754
Net sales	223,523	(531)	222,992	205,020	(453)	204,567
Cost of sales	194,017	1,296	195,313	188,730	542	189,272
Gross profit	29,506	(1,827)	27,679	16,290	(995)	15,295
Operating income	17,093	(1,827)	15,266	1,649	(995)	654
Income (loss) before income taxes	2,234	(1,827)	407	(11,349)	(995)	(12,344)
Net income (loss)	2,180	(1,827)	353	(11,126)	(995)	(12,121)
Comprehensive income (loss)	2,171	(1,827)	344	(11,138)	(995)	(12,133)

Consolidated Statements of Cash Flows Effects:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)
Net income (loss)	$2,180	$(1,827)	$353	$(11,126)	$(995)	$(12,121)
Accounts receivable	(3,707)	(9,270)	(12,977)	(17,262)	1,122	(16,140)
Related party receivable	—	9,270	9,270	—	(1,122)	(1,122)
Inventory	5,481	20	5,501	4,266	(506)	3,760
Related party payable	—	1,541	1,541	—	3,188	3,188
Accrued liabilities	(8,873)	266	(8,607)	(5,654)	(1,687)	(7,341)

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19.	BROKERED RESIN

The Company brokers resin to certain dairy and other customers for a brokerage commission. The Company accounts for these transactions on a net basis recording the brokering commission in net sales in the consolidated financial statements as the Company does not retain inventory risk, nor is it the primary obligor to these customers. Gross resin brokered on behalf of customers not included in net sales was $30.2 and $31.5 million for the three months ended March 31, 2006 and 2005, respectively.

20.	SENIOR CREDIT FACILITY DEFAULT

As of March 31, 2006, events of default existed under the Company’s senior credit facility due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with Generally Accepted Accounting Principles and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. Such failure permits the lenders under the senior credit facility to accelerate such debt. The Company has begun discussions with members of the bank group that participates in its senior credit facility to obtain a permanent waiver and believes it will be able to obtain the waiver; however the Company can give no assurance that it will be able to obtain such a waiver. Following the Company’s filing of its Form 10-K/A for the year ended December 31, 2005, its Form 10-Q/A for the period ended March 31, 2006 and its Form 10-Q for the period ended June 30, 2006, the Company will seek the permanent waiver of the existing events of default under the senior credit agreement from its lenders. If the Company is unable to obtain such a wavier from its lenders on terms acceptable to the Company, it will immediately pursue its options to refinance its debt.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, worker’s compensation and benefit plan accruals, goodwill impairment analysis, provisions for closed facilities and related severances, and other contingencies. Actual results could differ from these estimates. The critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Results of Operations

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 18 to the condensed consolidated financial statements.

Three months ended March 31, 2006, compared to three months ended March 31, 2005

Net Sales. Net sales for the first quarter of 2006 were $223.0 million, an increase of $18.4 million or 9.0%, compared to $204.6 million for the same period of 2005. This increase results from the impact of higher average resin costs during 2006. Resin prices as evidenced by the published index prices for HDPE resin continued their declines from the end of 2005 and by the end of the first quarter of 2006 had reversed half, or $0.16 per pound, of the increases in the last half of 2005, but still remained higher than the prior year’s quarter. We estimate that sales would have been approximately $204.1 million, a decrease of $0.4 million from the same period during 2005, after adjustment for the change in resin costs. This decline was primarily attributable to the revenue impact of the sale of our Kansas City, Kansas operation; however, offsetting this and the three other 2005 plant sales or closures were the continued commercialization of new business and the three acquisitions in 2005 which resulted in higher total volumes on a year-over-year basis in the first quarter of 2006.

Gross Profit. Gross profit for the first quarter of 2006 was $27.7 million, an increase of $12.4 million or 81.0%, compared to $15.3 million for the same period of 2005. The increase is attributable to several factors, including the aforementioned higher volumes and the favorable resin environment, business interruption insurance proceeds totaling $2.0 million received during the first quarter of 2006 related to the hurricanes in 2005, lower lease expenses during 2006 compared to 2005 totaling $1.0 million, and improved operating trends as a result of capital programs and strategic initiatives.

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

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments for the first quarter of 2006 was $0.2 million, compared to $3.4 million for the same period of 2005. The loss in 2005 was primarily due to the sale of our PET bottle production operation which was located on-site at a customer’s Kansas City, Kansas facility. As a result, a $3.2 million charge was recognized for the write-down of the assets at the Kansas City facility to the contractually defined sales price to the new supplier.

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

Cash provided by operating activities in the first three months of 2006 was $5.0 million, compared to $4.8 million in the same period in 2005. The change was primarily due to an improvement in our operating results, discussed more fully above, and an improvement in accounts receivable in the first quarter of 2006 versus the same period in 2005. Accounts receivable increased during the first quarter of 2005 due to higher sales in March 2005 versus December 2004 and an increase in days sales outstanding, caused by an increase in sales to a large customer with extended terms. Offsetting the improvement was a decrease in accounts payable in the first quarter of 2006 versus an increase in the same period in 2005 caused by the timing of payments and shortened payment terms with two significant vendors.

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

At March 31, 2006, events of default existed under the terms of our senior credit facility, due in part to (a) provisions requiring us to maintain our financial statements in accordance with GAAP and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatements of our financial statements as discussed in Note 18 to the accompanying condensed consolidated financial statements. As a result of the events of default caused by the restatement of our financial statements, we have reclassified our debt of $214.0, and $214.5 million under the senior credit facility as of March 31, 2006 and December 31, 2005, respectively, from long term debt, as previously recorded, to current liabilities in the accompanying condensed consolidated balance sheets.

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

The senior credit facility, the senior secured discount notes, and/or the senior subordinated notes contain covenants that restrict, among other things, our ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to EBITDA, total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At March 31, 2006, we were not in compliance with certain covenants under the senior credit facility, including provisions requiring us to maintain our books and records in accordance with GAAP. In addition, the restatement discussed in Note 18 caused us to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. We were, however, in compliance with the financial covenants for the period ended March 31, 2006. We will attempt to secure a waiver for the events of non-compliance, however we cannot guarantee that the lenders will grant such a waiver or under what terms such a waiver would be granted.

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

The events of default on our senior credit facility, discussed above, result in our being unable to utilize borrowings under the revolving credit facility from the date the Company gave notice of such events of default to the administrative agent, at which time we had $21.0 million outstanding, until such events of default are waived. Assuming such a waiver is received, management believes cash on hand at March 31, 2006, future funds generated by operations, and borrowings under our senior credit facility prior to the recognition of the events of default will be sufficient to meet working capital and capital expenditure requirements for the twelve months ending March 31, 2007.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of March 31, 2006, as restated (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Long Term Debt (a)	$611,738	$217,163	$2,575	$392,000	$—
Interest on Long Term Debt (b)	162,439	38,829	103,239	20,371	—
Operating Leases (c)	92,752	16,498	29,232	22,428	24,594
Pension Obligation (d)	25,013	6,220	10,269	6,287	2,237
Revolving Credit Facility (e)	8,100	8,100	—	—	—
Capital Leases	541	188	258	95	—

Total Contractual Cash Obligations	$900,583	$286,998	$145,573	$441,181	$26,831

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Standby Letters of Credit	$9,077	$9,077	$—	$—	$—
Revolving Credit Facility (f)	27,823	27,823	—	—	—

Total Commercial Commitments	$36,900	$36,900	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes and the STC promissory note is the amount due at maturity. As of March 31, 2006, the unamortized discount on that debt was $24.7 million, leaving the total book value of long term debt, including capital lease obligations, at $587.6 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, senior subordinated notes and promissory notes is included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. As noted in Note 18 to our condensed consolidated financial statements, we have reclassified our obligations under our senior credit facility from long term debt, as previously reported, to current liabilities due to the existance of events of default as of March 31, 2006.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as fees for unutilized commitments and letters of credit. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of March 31, 2006 remained in effect through the maturity of the debt. Our senior credit facility has been classified as short term in the above table and in our financial statements resulting from the restatement discussed in Note 18 to our condensed consolidated financial statements. Although a waiver for the existence of events of default as of March 31, 2006 has not been obtained, interest of $18.8 and $32.2 million for one year or less and two-to-three years, respectively, related to this facility has been calculated based upon its contractual maturity date and included in all applicable years. We cannot guarantee that we will be able to obtain such a waiver.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under non-cancelable subleases.
(d)	We have estimated cash obligations related to our pension plan for seven years, as it is not practicable to estimate thereafter.
(e)	The revolving credit facility represents the actual outstanding balance as of March 31, 2006.
(f)	The revolving credit facility represents the unused borrowing commitment available to us as of March 31, 2006, excluding our minimum borrowing increment of $0.1 million.

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

For further discussion of the factors noted above and other relevant factors, please see the information set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating-rate of interest. Our policy is to manage interest rate risk by using a combination of fixed- and floating-rate debt. A hypothetical 10.0% increase in interest rates for the three months ended March 31, 2006, would have increased floating-rate interest expense by approximately $0.4 million. The fair value of the Company’s long-term debt is based on quoted market prices. At March 31, 2006, the estimated fair value of the term loans, the senior secured discount notes and the senior subordinated notes was $216.2, $190.4, and $162.3 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management, including a disclosure committee that includes our Chief Executive Officer, Chief Financial Officer and other members of our senior management and finance teams, had previously evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report and previously concluded that such disclosure controls and procedures were effective. However, subsequently we discovered material weaknesses, as described below in our “internal control over financial reporting”. Therefore, our principal executive and financial officer each concluded that, as of the end of the period covered by this report, as amended, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting. During fiscal 2006, management identified accounting errors in its consolidated financial statements relating to the accounting for such customer contracts as well as errors in inventory valuation as it relates to rebates and the accounting for the actual cost of resin. On August 23, 2006, the audit committee of the Company determined that our previously issued financial statements for the years ended December 31, 2005, 2004 and 2003, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and for the quarters ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, should be restated. The restatement is further discussed in Note 18 to the accompanying condensed consolidated financial statements. Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based upon that standard, management has concluded that the control deficiencies surrounding management’s oversight of the accounting for contracts and inventory valuation represented a material weakness in internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect future misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Environmental Matters. We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed under the heading “Environmental, Health and Safety Matters” in Item 1 of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2005. Since the original filing of our Annual Report, there have been developments in two of the environmental matters described in such report.

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

In Item 1 of Part I of our Annual Report on Form 10-K/A, we identified several asbestos-related cases in which we were attempting to obtain dismissals because we had been improperly made a party to the lawsuits. Since the original filing of the Form 10-K, we obtained a dismissal in the Powell v. American Standard, Inc., et al lawsuit.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The restatement of our financial statements, discussed in Note 18 to the condensed consolidated financial statements, has caused events of default under our senior credit facility, due in part to (a) provisions requiring us to maintain our financial statements in accordance with GAAP and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of our financial statements. We will attempt to secure a waiver for these events of non-compliance; however we cannot guarantee that the lenders will grant such a waiver.

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

October 2, 2006	CONSOLIDATED CONTAINER COMPANY LLC (Registrant)

	By:	/s/ JEFFREY M. GREENE
Jeffrey M. Greene President, Chief Executive Officer, and Manager

	By:	/s/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.