Form 10-Q
period 2006-06-30
CONSOLIDATED CONTAINER CO LLC
filed 2006-10-02
CIK 1095531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,550	$1,098
Accounts receivable (net of allowance for doubtful accounts of $1,658 in 2006 and $1,440 in 2005)	88,827	80,128
Related party receivable (Note 12)	22,045	35,560
Inventories	51,533	55,018
Other current assets	23,954	29,393

Total current assets	188,909	201,197
PROPERTY AND EQUIPMENT, Net	254,961	259,334
GOODWILL	219,106	219,427
INTANGIBLES AND OTHER ASSETS, NET	19,565	21,228

	$682,541	$701,186

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$77,405	$103,714
Related party payable (Note 12)	27,199	31,416
Accrued liabilities	52,983	47,517
Revolving credit facility	—	2,900
Current portion of long-term debt	216,791	218,568

Total current liabilities	374,378	404,115
LONG-TERM DEBT	375,045	365,654
OTHER LIABILITIES	39,867	41,401
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—

MEMBER’S DEFICIT:
Member’s deficit	(76,004)	(79,118)
Accumulated other comprehensive income (loss):
Foreign currency translation	142	21
Minimum pension liability	(30,887)	(30,887)

Total member’s deficit	(106,749)	(109,984)

	$682,541	$701,186

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005 (As Restated)	June 30, 2006	June 30, 2005 (As Restated)
Net trade sales	$186,480	$184,530	$374,763	$358,343
Related party sales	31,844	29,293	66,553	60,047

Net sales	218,324	213,823	441,316	418,390
Cost of sales	187,465	190,942	382,778	380,214

Gross profit	30,859	22,881	58,538	38,176
Selling, general and administrative expense	11,582	11,521	23,453	22,655
Amortization expense	300	156	607	239
Loss (gain) on disposal of assets and impairments	1,303	(475)	1,538	2,949

Operating income	17,674	11,679	32,940	12,333
Interest expense	15,179	13,898	30,038	26,896

Income (loss) before taxes	2,495	(2,219)	2,902	(14,563)
Income tax expense (benefit)	61	134	115	(89)

Net income (loss)	2,434	(2,353)	2,787	(14,474)

Other comprehensive income (loss):
Foreign currency translation adjustment	130	(124)	121	(136)

COMPREHENSIVE INCOME (LOSS)	$2,564	$(2,477)	$2,908	$(14,610)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,787	$(14,474)
Adjustment to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22,166	22,469
Amortization of debt issuance costs	1,497	1,458
Stock based compensation	208	326
Loss on disposal of assets and impairments	1,538	2,949
Accretion of discounted notes	9,623	8,601
Changes in operating assets and liabilities, net of the effect of the acquisitions:
Accounts receivable	(8,704)	(20,458)
Related party receivable	13,515	(573)
Inventories	3,485	17,391
Other current assets	5,439	7,727
Other assets	(1,744)	(1,549)
Accounts payable	(25,529)	(4,568)
Related party payable	(4,217)	5,302
Accrued liabilities	4,927	(4,890)
Other liabilities	(1,534)	(898)

Net cash flows from operating activities	23,457	18,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,200)	(18,499)
Net change in investments	—	21
Proceeds from disposal of property and equipment	86	4,769
Cash paid for acquisitions (net of cash acquired of $0 in 2006 and $583 in 2005)	(359)	(10,634)

Net cash flows from investing activities	(17,473)	(24,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving lines of credit	(2,900)	1,000
Principal payments on notes payable to banks, capital leases and promissory notes	(1,859)	(1,162)
Proceeds from the exercise of options	184	—
Payment of debt issuance costs	(13)	(7)
Tax distribution to the benefit of the member	(65)	(86)

Net cash flows from financing activities	(4,653)	(255)

Effect of foreign currency exchange rate changes on cash	121	(136)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,452	(5,921)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,098	7,896

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,550	$1,975

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,883	$17,679

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment included in accounts payable	$1,010	$—

Unpaid purchases of property and equipment included in accrued liabilities	$822	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Assumption of promissory notes and capital leases related to acquisition of STC Plastics, Inc.	$—	$2,311

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$—	$3,000

Assumption of promissory notes related to acquisition of One Hoss Shay Corp., dba Mayfair Plastics	$—	$2,684

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all necessary adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Results of operations for the three and six months ended June 30, 2006, cash flows for the six months ended June 30, 2006 and the corresponding balance sheet as of June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). The FSP concluded that an award of options or similar instruments that otherwise meets the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. If the contingent event is not probable of occurrence, equity classification is required. The Company adopted the FSP in the second quarter of 2006 and the adoption did not have a material affect on the Company’s financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	BUSINESS ACQUISITIONS

STC Plastics, Inc. (“STC”)

On February 15, 2005, the Company acquired STC. The results of operation have been consolidated with the Company’s operating results since the acquisition date. During the first quarter of 2006, the Company finalized the allocation of the total purchase price.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2005.

(Amounts in thousands)
Current assets	$2,841
Long-term assets	5,283
Goodwill	2,940

Total assets acquired	11,064

Current liabilities	1,222
Long-term liabilities	3,850

Total liabilities acquired	5,072

Net assets acquired	$5,992

During the second quarter of 2006, the Company finalized the allocation of the total purchase price of $6.0 million over the fair value of the assets acquired, liabilities assumed and other intangible assets without any material adjustment of the previously recorded purchase price allocation.

Steel Valley Plastics, Inc. (“SVP”)

On December 14, 2005, the Company acquired substantially all of the assets of SVP. The purpose of this acquisition was to expand the Company’s presence in the bulk polycarbonate (“PC”) water bottle market in the northeastern and midwestern United States (“U.S.”). The results of operations of SVP have been consolidated with the Company’s operating results since the acquisition date, December 14, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 14, 2005. During 2006, the Company finalized the valuation of certain intangible assets.

(Amounts in thousands)
Current assets	$618
Long-term assets	1,667
Goodwill	1,312

Total assets acquired	3,597

Current liabilities	236

Net assets acquired	$3,361

During the second quarter of 2006, the Company finalized the allocation of the total purchase price of $3.3 million, net of cash received of less than $0.1 million and including direct costs incurred for the acquisition totaling $0.1 million, over the fair value of the assets acquired, liabilities assumed and other intangible assets without any material adjustments of the previously recorded purchase price allocation.

Assuming the STC, Mayfair and SVP acquisitions occurred as of the beginning of the periods presented, the Company’s unaudited pro forma results of operations for the three and six months ended June 30, 2005 would have been:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Amounts in thousands)
Net Sales	$218,909	$430,214
Net Loss	$(2,116)	$(14,038)

4.	GOODWILL

The following table presents the activity in goodwill for the six months ended June 30, 2006 (amounts in thousands):

Balance at January 1, 2006	$219,427
Purchase price allocation adjustments	(321)

Balance at June 30, 2006	$219,106

The Company allocated acquisition costs for STC, Mayfair and SVP over the fair value of the assets acquired and liabilities assumed to goodwill. During the first half of 2006, adjustments totaling $0.3 million were made to the purchase price allocation of SVP to finalize intangible assets for the customer list and customer order backlog.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	INTANGIBLES AND OTHER ASSETS, NET

Intangibles and other assets consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Deferred financing costs	$18,571	$18,559
Customer owned molds, deposits and other	9,566	8,608
Intangible assets	7,240	6,961

	35,377	34,128
Less accumulated amortization	(15,812)	(12,900)

	$19,565	$21,228

The Company’s intangible assets consist primarily of customer lists, which are amortized over the estimated useful lives of the respective assets of 5-7 years. The intangible customer lists resulted from the STC, Mayfair and SVP acquisitions and are carried at a cost of $6.3 and $6.0 million as of June 30, 2006 and December 31, 2005, respectively. The remaining intangible assets consist of both customer contracts acquired through the normal course of business and non-compete intangible assets from past acquisitions, which are carried at a cost of $0.9 and $1.0 million as of June 30, 2006 and December 31, 2005, respectively. Amortization is recorded over the estimated useful lives of these assets, which is 1-5 years. The accumulated amortization on the intangible assets was $1.8 and $1.2 million as of June 30, 2006 and December 31, 2005, respectively. The aggregate amortization of intangible assets for the three months ended June 30, 2006 and 2005 was $0.4 and $1.0 million, respectively, and $0.7 and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. Of this amortization, approximately $41,000 and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $0.1 and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, related to customer contract amortization, which is an offset to sales. The annual estimated amortization expense for the aforementioned intangible assets at June 30, 2006 is as follows (amounts in thousands):

Six months ending December 31, 2006	$670
Year ending December 31,
2007	1,170
2008	1,170
2009	1,136
2010	590
2011 and thereafter	656

$5,392

6.	INVENTORIES

Inventories consisted of the following at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Raw materials	$29,324	$27,044
Finished goods	22,209	27,974

	$51,533	$55,018

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Rebate receivables	$11,814	$17,077
Other current assets	9,410	9,012
Prepaid expenses	2,730	3,304

	$23,954	$29,393

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Machinery and equipment	$385,189	$383,167
Leasehold improvements	22,278	21,291
Buildings	21,252	21,001
Furniture and equipment	14,544	13,198
Land	8,884	8,884
Capital leases	803	803

	452,950	448,344
Less accumulated depreciation	(217,660)	(201,977)

	235,290	246,367
Construction in progress	19,671	12,967

	$254,961	$259,334

9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Employee compensation and benefits	$14,652	$11,343
Rebates accrual	13,474	12,727
Accrued interest	8,820	8,790
Other accruals	7,584	6,163
Accrued pension	6,189	6,189
Accrued taxes	2,264	2,305

	$52,983	$47,517

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Amounts in thousands)
Senior credit facility—term loan—8.4%	$215,600	$216,700
Senior secured discount notes—10 3/4%	187,236	177,685
Senior subordinated notes—10 1/8%	185,000	185,000
Promissory notes—6.0%—6.3%	3,509	4,246
Capital lease obligations	491	591

	591,836	584,222
Less current portion	(216,791)	(218,568)

	$375,045	$365,654

At June 30, 2006, events of default existed under the terms of the Company’s senior credit facility, due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s financial statements. The events of default and the restatement are discussed in Note 18. As a result of the events of default, the Company classified its debt under the senior credit facility as a current liability.

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $215.6 million was outstanding at June 30, 2006. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008. At June 30, 2006, the estimated fair value of the term loans was $215.6 million.

Revolver

At June 30, 2006, the Company had no funded borrowings outstanding on the Revolver, and $9.1 million was reserved for outstanding standby letters of credit, leaving $35.9 million available for future borrowings. The defaults on our senior credit facility, discussed above, result in the Company being unable to utilize borrowings under the Revolver from the date the Company gave notice of the defaults to the administrative agent, at which time the Company had $21.0 million outstanding, until such defaults are waived. The outstanding standby letters of credit were reduced to $9.1 million at the end of March 2006 from $12.3 million at the end of December 2005 primarily due to a reduction of collateral required by the Company’s worker’s compensation insurance carrier as a result of the Company’s improved safety record. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and certain property insurance recoveries and condemnation events. No such payments were required for the period ended June 30, 2006.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of June 30, 2006, the accreted value of the notes, upon which interest expense was calculated, was $187.2 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. At June 30, 2006, the estimated fair value of the senior secured discount notes was $195.6 million.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year. At June 30, 2006, the estimated fair value of the senior subordinated notes was $174.4 million.

The senior credit facility, the senior secured discount notes, and the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on the Company’s equity interests or repurchase the Company’s equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on the Company’s assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of the Company’s assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At June 30, 2006, the Company was not in compliance with certain covenants under the senior credit facility, including provisions requiring it to maintain its books and records in accordance with GAAP. In addition, the restatement discussed in Note 18 caused the Company to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. The Company was, however, in compliance with the financial covenants for the period ended June 30, 2006. The Company will attempt to secure a waiver for the events of non-compliance; however it cannot guarantee that the lenders will grant such a waiver. At June 30, 2006, the Company was not in compliance with a covenant under its indentures requiring timely delivery of certain financial information to the holders of its senior secured discount notes and the senior subordinated notes. On September 13, 2006 the Company received a notice of default from the trustee under its indenture related to the senior subordinated notes. The Company’s failure to comply with the reporting requirements under its indentures does not consititute an “event of default” under the indentures unless it fails to cure such default within sixty days following notice to the Company of such failure.

Promissory Notes—On February 11, 2005, just prior to the Company’s February 15, 2005 acquisition of STC, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a stated rate of 2.9% per annum. The Company’s effective interest rate at the time was approximately 6.3%, and thus, the Company recorded a discount on notes payable. The discount is being amortized over the life of the notes using the interest method. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

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

Scheduled Maturities—The scheduled annual maturities of long-term debt at June 30, 2006, were as follows (amounts in thousands):

Six months ending December 31, 2006	$216,710

Year ending December 31,
2007	1,170
2008	1,677
2009	392,111
2010	10

Total amounts due at maturity	$611,678

Less: Unamortized discount on notes	(19,842)

$591,836

11.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties, in the ordinary course of business, to certain environmental and other claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the six months ended June 30, 2006 and 2005 under the terms of the 1997 agreement.

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

12.	RELATED PARTY TRANSACTIONS

The Company had bottle sales and gross brokered resin sales to Dean Foods of approximately $58.4 and $50.4 million for the three months ended June 30, 2006 and 2005, respectively, and $119.7 and $108.3 million for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from Dean Foods at June 30, 2006 and December 31, 2005 amounted to approximately $20.6 and $33.9 million, respectively. Amounts payable to Dean Foods at June 30, 2006 and December 31, 2005 were approximately $27.2 and $31.4 million, respectively.

The Company has other related party sales and purchases in the normal course of business with companies affiliated with certain of the non-employee members of our management committee. Included in our consolidated financial statements for such transactions are the following:

•	Net sales of $1.6 and $1.8 million for the three months ended June 30, 2006 and 2005, respectively, and $3.4 and $3.6 million for the six months ended June 30, 2006 and 2005, respectively,

•	Purchases of raw materials of $0.5 million for each of the three months ended June 30, 2006 and 2005, and $0.9 and $1.0 million for the six months ended June 30, 2006 and 2005, respectively,

•	Selling, general and administrative expenses of less than $0.1 million in each of the three and six months ended June 30, 2006 and 2005, respectively, and

•	Related party receivables of $1.4 and $1.7 million at June 30, 2006 and December 31, 2005, respectively.

13.	GUARANTOR FINANCIAL STATEMENTS

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

14.	SHARE-BASED COMPENSATION

At the formation of the Company, Holdings adopted a 1999 Unit Option Plan to provide some of the Company’s key employees with options to acquire member units of Holdings. At June 30, 2006, there were 27,690,000 options available under this plan and two amended and restated versions of the plan (collectively

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

referred to below as the “CCH Option Plan”). As of June 30, 2006, there were 20,358,056 options outstanding with an average exercise price of $0.05 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under the CCH Option Plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. However, generally the options vest ratably on a daily or an annual basis over a five-year period and the options have a contractual life of ten years, unless the employee terminates prior to that time.

In addition to options to purchase member units in Holdings that were granted to some of the Company’s key employees under the CCH Option Plan, certain of the Company’s current and former employees hold options to purchase member units of Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, called the Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan, the rights to acquire 126,715 member units were outstanding at June 30, 2006. The compensation committee of the management committee administers each of these option plans.

As these options relate to the parent company’s securities, expense and a capital contribution from the parent company have been reflected in the Company’s condensed consolidated financial statements.

Historically, the Company used the fair value provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), to account for its share-based compensation plans. Effective January 1, 2006, it adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which replaces SFAS 123. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

The Company applied the modified prospective application method in its adoption of SFAS 123R. Implementing SFAS 123R did not have a material effect on the Company’s condensed consolidated financial statements. A cumulative effect of a change in accounting principle due to the requirement to estimate the impact of expected forfeitures at the grant date resulted in a benefit of approximately $12,000 in the first quarter 2006, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss) for the period ended June 30, 2006.

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

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. Because the Company has only been in existence since 1999, and there have been very few option exercises in the history of the plan, the Company elected to calculate the expected term of its options using the simplified method for “plain vanilla” share options granted prior to December 21, 2007 per SEC Staff Accounting Bulletin Topic 14.D.2. The historical volatility was calculated using the Dow Jones U.S. Small-Cap Index for the Containers & Packaging subsector. The dividend yield of the index was assumed to be zero. The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants in the three and six months ended June 30, 2006 are illustrated in the following table. No options were granted in the same periods of 2005:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rate	4.57%	4.49%
Expected life (years)	6.25	6.25
Expected volatility	26.1%	26.1%
Dividend yield	0.0%	0.0%

The weighted average grant-date Calculated Value of options granted during the three and six months ended June 30, 2006 was $0.26/share and $0.07/share, respectively.

The following table summarizes the option transactions for the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2006	16,177,657	$0.09
Granted	5,335,500	0.05
Forfeited	(73,885)	0.05
Expired	(463,129)	0.11
Exercised	(3,681,372)	0.05

Outstanding at June 30, 2006	17,294,771	$0.08	9	$8.8 million

The aggregate intrinsic value of options exercised during the three months and six months ended June 30, 2006 was approximately $1.8 and $1.9 million, respectively.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the status of the Company’s nonvested options as of June 30, 2006 and changes during the six months then ended is presented below:

	Options	Weighted Average Grant-Date Calculated Value
Nonvested January 1, 2006	7,558,908	$0.07
Granted	5,335,500	0.07
Vested	(1,590,136)	0.10
Forfeited	(73,885)	0.06

Nonvested at June 30, 2006	11,230,387	$0.07

As of June 30, 2006, there was $0.7 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 3.9 years.

The Company had 6.1 million vested options at June 30, 2006 with a weighted average exercise price of $0.14 per share and a weighted average remaining contractual term of nine years. The Calculated Value of options vested during the three and six months ended June 30, 2006 was approximately $0.1 and $0.2 million, respectively.

The Company recorded compensation cost for awards issued, modified, repurchased, or cancelled after December 31, 2005 under the guidance found in SFAS 123R. For awards issued prior to the effective date, compensation costs were recorded using the SFAS 123 assumptions, as adjusted for the effect of estimating forfeitures. Under both methods, expense has been recorded over a requisite service period of five years. Compensation cost included in net income for the three months and six months ended June 30, 2006 was approximately $0.1 and $0.2 million, respectively compared to $0.2 and $0.3 million, respectively, included in net loss for the three months and six months ended June 30, 2005.

15.	PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three and six months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Amounts in thousands)
Service cost	$150	$170	$301	$340	$9	$16	$18	32
Interest cost	1,339	1,386	2,679	2,772	30	29	60	58
Expected return on plan assets	(1,518)	(1,418)	(3,036)	(2,837)	—	—	—	0
Amortization of prior service cost	—	20	—	40	—	—	—	0
Recognized actuarial loss (gain)	827	742	1,653	1,484	(4)	(9)	(8)	(18)

Net periodic benefit cost	$798	$900	$1,597	$1,799	$35	$36	$70	$72

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $6.2 million to its defined benefit pension plans in 2006. As of June 30, 2006, $2.7 million of contributions have been made.

16.	FIXED ASSET IMPAIRMENT

In June 2005, the Company’s second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with the Company, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate (“PET”) bottle production at the Company’s operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of the Company’s sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility. Included in loss on disposal of assets and impairments in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2005, is a $2.6 million dollar charge related to the disposal of the assets at the Kansas City facility, which was $0.6 million lower than the initial estimate booked during the quarter ended March 31, 2005 due to the finalization of the purchase price and assets to be included in the sale during the quarter ended June 30, 2005.

17.	BUSINESS INTERRUPTION INSURANCE PROCEEDS

The Company received business interruption insurance proceeds of $2.0 million for each of the three months ended June 30, 2006 and March 31, 2006 related to hurricanes Rita and Katrina in 2005. The proceeds were recorded as a reduction of cost of sales in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2006. During July 2006, the Company received the final business interruption insurance settlement for hurricanes Rita and Katrina totaling $3.6 million, which will be recognized in the results of operations during the third quarter of 2006.

18.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the course of completing the Company’s second quarter review process, management identified accounting errors in the Company’s historical consolidated financial statement, as described below:

•	The Company had not fulfilled certain obligations to Dean Foods, formerly known as Suiza Foods Corporation, and its affiliates under bottle and resin supply agreements, resulting in an overstatement of net sales of approximately $0.4 and $0.8 million and an understatement in cost of sales of $1.0 and $2.1 million for the three and six months ended June 30, 2005, respectively.

•	After a review of contracts with other customers with similar terms to the agreements with Dean Foods and its affiliates, the Company identified accounting errors related to certain of these agreements resulting in an overstatement of net sales of $0.1 and $0.2 million for the three and six months ended June 30, 2005, respectively.

•	These two previously noted accounting errors caused events of default under the Company’s senior credit facility, due in part to (a) provisions requiring the Company to maintain its consolidated financial statements in accordance with GAAP and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. The events of default, for which the Company has not received waivers, require that amounts outstanding under the senior credit facility be classified as a current liability. Accordingly, the Company reclassified debt of $213.4 and $214.5 million under the senior credit facility as of June 30, 2006 and December 31, 2005, respectively, from long term debt, to current liabilities in the accompanying condensed consolidated balance sheets.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	In assessing the impact of the restatement, management determined that there were offsetting errors in the inventory valuation and lower-of-cost-or market calculations associated with the accounting for rebates and the actual cost of resin. The result of these items was an overstatement of cost of sales of $0.4 and $1.0 million for the three and six months ended June 30, 2005, respectively.

•	In addition, the Company has determined that transactions and amounts due to/from related parties should have been separately presented in the consolidated financial statements.

As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2005.

A summary of the significant effects of the restatement is as follows:

Consolidated Statements of Operations and Comprehensive Loss Effects:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)
Net trade sales	$214,316	$(29,786)	$184,530	$419,336	$(60,993)	$358,343
Related party sales	—	29,293	29,293	—	60,047	60,047
Net sales	214,316	(493)	213,823	419,336	(946)	418,390
Cost of sales	190,359	583	190,942	379,089	1,125	380,214
Gross profit	23,957	(1,076)	22,881	40,247	(2,071)	38,176
Operating income	12,755	(1,076)	11,679	14,404	(2,071)	12,333
Income (loss) before in	(1,143)	(1,076)	(2,219)	(12,492)	(2,071)	(14,563)
Net income (loss)	(1,277)	(1,076)	(2,353)	(12,403)	(2,071)	(14,474)
Comprehensive income	(1,401)	(1,076)	(2,477)	(12,539)	(2,071)	(14,610)

Consolidated Statements of Cash Flows Effects:

	Six Months Ended June 30, 2005
	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)
Net income (loss)	$(12,403)	$(2,071)	$(14,474)
Accounts receivable	(21,031)	573	(20,458)
Related party receivable	—	(573)	(573)
Inventory	18,359	(968)	17,391
Related party payable	—	5,302	5,302
Accrued liabilities	(2,627)	(2,263)	(4,890)

19.	BROKERED RESIN

The Company brokers resin to certain dairy and other customers for a brokerage commission. The Company accounts for these transactions on a net basis recording the brokering commission in net sales in the consolidated financial statements as the Company does not retain inventory risk, nor is it the primary obligor to these customers. Gross resin brokered on behalf of customers not included in net sales was $30.1 and $25.3 million for the three months ended June 30, 2006 and 2005, respectively, and $60.3 and $56.8 million for the six months ended June 30, 2006 and 2005, respectively.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20.	SENIOR CREDIT FACILITY DEFAULT

As of June 30, 2006, events of default existed under the Company’s senior credit facility due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with Generally Accepted Accounting Principles and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s consolidated financial statements. Such failure permits the lenders under the senior credit facility to accelerate such debt. Additionally, the Company was not in compliance with a covenant under its senior credit facility requiring timely delivery of certain financial information to the administrative agent. The Company has begun discussions with members of the bank group that participate in its senior credit facility to obtain a permanent waiver and believes it will be able to obtain the waiver, however the Company can give no assurance that it will be able to obtain such a waiver. Following the Company’s filing of its Form 10-K/A for the year ended December 31, 2005, its Form 10-Q/A for the period ended March 31, 2006 and its Form 10-Q for the period ended June 30, 2006, the Company will seek the permanent waiver of the existing events of default under the senior credit agreement from its lenders. If the Company is unable to obtain such a wavier from its lenders on terms acceptable to the Company, it will immediately pursue its options to refinance its debt.

21.	SUBSEQUENT EVENTS

On July 5, 2006 the Company acquired substantially all of the assets of Quintex Corporation, located in Salt Lake City, Utah. On the same date, the Company paid cash of $10.0 million, net of cash received of $0.2 million for such assets.

On August 15, 2006, Consolidated Container Company LP (“LP”), a wholly-owned subsidiary of the Company, entered into a Purchase Agreement (the “Purchase Agreement”) with Dean Dairy Holdings, LLC, and Suiza Dairy Group, LLC, both subsidiaries of Dean Foods and collectively “Dean Foods Affiliates”. The terms of the Purchase Agreement are effective from July 1, 2006 through December 31, 2011. The Purchase Agreement replaces two previous purchase agreements that expired on July 2, 2006. Under the terms of the Purchase Agreement, LP will remain Dean Foods Affiliates’ primary outside supplier of plastic containers while gaining the opportunity to enhance its current supply position with Dean Foods Affiliates.

Holdings, the Company, and LP (collectively, “CCC”), and Dean Foods entered into a Settlement Agreement dated August 22, 2006, as amended on August 25, 2006 (the “Settlement Agreement”). The Settlement Agreement was reached after CCC management initiated an internal review of its records relating to bottle and resin supply agreements with Dean Foods and its affiliates and initiated discussions with Dean Foods regarding possible breaches under such agreements. Under the terms of the Settlement Agreement, CCC has agreed to pay $10.0 million to Dean Foods in accordance with the following schedule (in each case, without interest): $4.0 million on a date to be determined between September 30, 2006, and December 31, 2006; $3.0 million on or before August 22, 2007; and $3.0 million on or before August 22, 2008. The $10.0 million settlement exceeds the cumulative restatement adjustments described in Note 18, because of negotiated releases from a portion of such errors. The recording of the settlement in the quarter ended September 30, 2006 will result in a one-time gain on settlement of approximately $16.1 million. Pursuant to the terms of the Settlement Agreement, Dean Foods has agreed to waive any and all claims it may have against CCC or its affiliates related to all supply agreements between them and relating to the period of time prior to July 1, 2006.

On September 15, 2006, the Company became aware of a recall of one of its customer’s products contained in a bottle produced by the Company. Although no claim has been asserted against the Company, management is currently evaluating the facts surrounding the recall. At the current time, it is not possible to estimate the impact of a potential claim to the consolidated financial statements of the Company.

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

Three months ended June 30, 2006, compared to three months ended June 30, 2005

Net Sales. Net sales for the second quarter of 2006 were $218.3 million, an increase of $4.5 million or 2.1%, compared to $213.8 million for the same period of 2005. This increase results from the impact of higher average resin costs during 2006. Resin prices as evidenced by the published index prices for HDPE resin began the second quarter of 2006 by continuing their declines from the end of the first quarter of 2006, reversing in total in 2006 almost two-thirds of the increases from the last half of 2005. But by the end of the second quarter, resin prices had bottomed out and turned upward, so that these prices remained about 33.0% higher than the prior year’s quarter-end. We estimate that sales would have been approximately $209.3 million, a decrease of $4.6 million from the same period during 2005, after adjustment for the change in resin costs. This decline was primarily attributable to the revenue impact of the sale of our Kansas City, Kansas operation during June 2005; however, offsetting this and the two other 2005 plant sales or closures were the continued commercialization of new business and the two acquisitions in 2005.

Gross Profit. Gross profit for the second quarter of 2006 was $30.9 million, an increase of $8.0 million or 34.9%, compared to $22.9 million for the same period of 2005. The increase is attributable to several factors, including the favorable resin environment, business interruption insurance proceeds totaling $2.0 million received during the second quarter of 2006 related to hurricanes Rita and Katrina in 2005, and the continued improved operating trends as a result of capital programs and strategic initiatives.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance and accounting, and human resources). For the second quarter of 2006, SG&A was $11.6 million, an increase of $0.1 million or 0.5%, compared to $11.5 million for the same period of 2005. This increase is due to an increase of $1.0 million in the incentive compensation accrual caused by favorable company performance during 2006 compared to 2005. Also accounting for the increase was the 2006 accrual of $0.5 million for the advancement of a portion of the LTIP Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid out no later than the end of the first quarter of 2007. Partially offsetting the increase was lower salary and related expenses during the second quarter of 2006 resulting from our reorganization in the second quarter of 2005.

Loss (Gain) on Disposal of Assets and Impairments. Loss on disposal of assets and impairments for the second quarter of 2006 was $1.3 million, compared to a gain of $0.5 million for the same period of 2005. The loss in 2006 is primarily due to a $1.0 million impairment charge related to temporarily idle assets held at our used equipment warehouse. The gain in 2005 was primarily due to a $0.6 million gain recorded on the finalization of terms of sale of assets at a customer’s Kansas City, Kansas facility discussed more fully in Note 16 to the condensed consolidated financial statements.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes, promissory notes and the amortization of deferred financing fees. Interest expense for the second quarter of 2006 was $15.2 million, an increase of $1.3 million or 9.2%, compared to $13.9 million for the same period of 2005. This increase is primarily due to an increase in weighted-average interest rates of approximately 160 basis points on floating-rate debt and increased accretion on the senior secured discount notes.

Six months ended June 30, 2006, compared to six months ended June 30, 2005

Net Sales. Net sales for the first half of 2006 were $441.3 million, an increase of $22.9 million or 5.5%, compared to $418.4 million for the same period of 2005. This increase results from the impact of higher average resin costs during 2006 as noted above. We estimate that sales would have been approximately $413.4 million, a decrease of $5.0 million from the same period during 2005, after adjustment for the change in resin costs. This decline was primarily attributable to the revenue impact of the sale of our Kansas City, Kansas operation during June 2005; however, offsetting this and the two other 2005 plant sales or closures were the continued commercialization of new business and the three acquisitions in 2005.

Gross Profit. Gross profit for the first half of 2006 was $58.5 million, an increase of $20.4 million or 53.3%, compared to $38.2 million for the same period of 2005. The increase is attributable to several factors, including the favorable resin environment, business interruption insurance proceeds totaling $4.0 million received during the first half of 2006 related to hurricanes Rita and Katrina in 2005, lower lease expenses during 2006 compared to 2005 totaling $1.4 million, and the continued improved operating trends as a result of capital programs and strategic initiatives.

Selling, General and Administrative Expense. For the first half of 2006, SG&A was $23.5 million, an increase of $0.8 million or 3.5%, compared to $22.7 million for the same period of 2005. This increase is due to an increase of $2.0 million in the incentive compensation accrual caused by favorable company performance during 2006 compared to 2005. Also accounting for the increase was the 2006 accrual of $1.0 million for the advancement of a portion of the LTIP Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid out no later than the end of the first quarter of 2007. Partially offsetting the increase was lower salary and related expenses during the first half of 2006 resulting from our reorganization in the second quarter of 2005.

Loss on Disposal of Assets and Impairments. Loss on disposal and impairments of assets for the first half of 2006 was $1.5 million, compared to $2.9 million for the same period of 2005. The loss in 2006 is primarily due to a $1.2 million impairment charge related to temporarily idle assets held at our used equipment warehouse. The loss in 2005 is primarily due to a $2.6 million loss on disposal of assets at a customer’s Kansas City, Kansas facility discussed more fully in Note 16 to the condensed consolidated financial statements.

Interest Expense. Interest expense for the first half of 2006 was $30.0 million, an increase of $3.1 million or 11.7%, compared to $26.9 million for the same period of 2005. This increase is primarily due to an increase in weighted-average interest rates of approximately 190 basis points on floating-rate debt and increased accretion on the senior secured discount notes.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operating activities in the first six months of 2006 was $23.5 million, compared to $18.8 million in the same period in 2005. The change was primarily due to an improvement in our operating results, discussed more fully above, and changes in accounts receivables in the first half of 2006 versus the same period of 2005. During the first half of 2006, accounts receivables decreased primarily due to declines in the resin pricing. Accounts receivable increased during the first half of 2005 due to higher sales in June 2005 versus December 2004 and an increase in days sales outstanding, primarily caused by an increase in sales to a large customer with extended terms. Offsetting the cash flows from accounts receivable was (i) a larger decrease in accounts payable in the first half of 2006, caused by lower resin pricing and reduced terms with two significant vendors, versus the same period in 2005 and (ii) a smaller inventory reduction in 2006 versus 2005. Even though both years had reduced resin costs for the six-month period, the 2006 inventory decrease was lessened by a large increase in raw material inventory pounds versus a large decline in 2005.

Cash used in investing activities in the first six months of 2006 was $17.5 million, compared to $24.3 million in the same period of 2005. The change was primarily caused by the $5.3 million net payment for the acquisition of STC during the first quarter of 2005, and the $5.3 million net payment for the acquisition of Mayfair during the second quarter of 2005. Partially offsetting the cash paid for acquisitions was lower proceeds from asset disposals during the first six months of 2006 compared to the same period in 2005, primarily resulting from the sale of two plants during the first six months of 2005.

Cash used in financing activities in the first six months of 2006 was $4.7 million, a change of $4.4 million, compared to $0.3 million during the same period in 2005. This was primarily due to reduced revolver borrowings during the first six months of 2006 versus the same period of 2005 and a payoff of a $0.7 million promissory note related to the acquisition of Mayfair.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At June 30, 2006, events of default existed under the terms of our senior credit facility, due in part to (a) provisions requiring us to maintain our financial statements in accordance with GAAP and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatements of our financial statements as discussed in Note 18 to the accompanying condensed consolidated financial statements. As a result of the events of default, caused by the restatement of our financial statements, we have reclassified our debt of $213.4 and $214.5 million under the senior credit facility as of June 30, 2006 and December 31, 2005, respectively, from long term debt, as previously recorded, to current liabilities in the accompanying condensed consolidated balance sheets.

At June 30, 2006, we had no funded borrowings outstanding on the revolving credit facility, and $9.1 million was reserved for outstanding standby letters of credit, leaving $35.9 million available for future borrowings. However, due to the events of default, discussed above, the Company is unable to utilize the available borrowings at the date of this report. The outstanding standby letters of credit were reduced to $9.1 million at the end of March 2006 from $12.3 million at the end of December 2005 primarily due to a reduction of collateral required by our worker’s compensation insurance carrier as a result of our improved safety record. The revolving credit facility matures on December 15, 2008. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continues through September 2008, with the remaining balance due December 15, 2008.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and certain property insurance recoveries and condemnation events. No such payments were required for the period ended June 30, 2006.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of June 30, 2006, the accreted value of the notes, upon which interest expense was calculated, was $187.2 million. The senior secured discount notes will mature on June 15, 2009.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The senior credit facility, the senior secured discount notes, and the senior subordinated notes contain covenants that restrict, among other things, our ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to EBITDA, total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At June 30, 2006, we were not in compliance with certain covenants under the senior credit facility, including provisions requiring us to maintain our books and records in accordance with GAAP. In addition, the restatement discussed in Note 18 to the condensed consolidated financial statements caused us to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. We were, however, in compliance with the financial covenants for the period ended June 30, 2006. We will attempt to secure a waiver for the events of non-compliance; however we cannot guarantee that the lenders will grant such a waiver or under what terms such a waiver would be granted. At June 30, 2006, we were not in compliance with a covenant under our indentures requiring timely delivery of certain financial information to the holders of our senior secured discount notes and the senior subordinated notes. On September 13, 2006 we received a notice of default from the trustee under our indenture related to the senior subordinated notes. Our failure to comply with the reporting requirements under our indentures does not constitute an “event of default” under our indentures unless we fail to cure such default within sixty days following notice to us of such failure.

Promissory Notes—On February 11, 2005, just prior to the Company’s February 15, 2005 acquisition of STC, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a stated rate of 2.9% per annum. The Company’s effective interest rate at the time was approximately 6.3%, and thus, the Company recorded a discount on notes payable. The discount is being amortized over the life of the notes using the interest method. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

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

The events of default on our senior credit facility, discussed above, result in our being unable to utilize borrowings under the revolving credit facility from the date the Company gave notice of the events of default to the administrative agent, at which time we had $21.0 million outstanding, until such events of default are waived. Assuming such a waiver is received, management believes cash on hand at June 30, 2006, future funds generated by operations, and borrowings under our senior credit facility prior to the recognition of the events of default will be sufficient to meet working capital and capital expenditure requirements for the twelve months ending June 30, 2007.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of June 30, 2006, as restated (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Long Term Debt (a)	$611,187	$216,613	$209,574	$185,000	$—
Interest on Long Term Debt (b)	158,714	38,709	110,638	9,367	—
Operating Leases (c)	88,653	16,277	28,436	21,368	22,572
Pension Obligation (d)	23,731	6,368	9,897	5,775	1,691
Revolving Credit Facility (e)	—	—	—	—	—
Capital Leases	491	178	246	67	—

Total Contractual Cash Obligations	$882,776	$278,145	$358,791	$221,577	$24,263

	Commitment Expiration per Period
Other Commercial Commitments	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Standby Letters of Credit	$9,077	$9,077	$—	$—	$—
Revolving Credit Facility (f)	35,923	35,923	—	—	—

Total Commercial Commitments	$45,000	$45,000	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes and the STC promissory note is the amount due at maturity. As of June 30, 2006, the unamortized discount on that debt was $19.8 million, leaving the total book value of long term debt, including capital lease obligations, at $591.8 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, senior subordinated notes and promissory notes is included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. As noted in Note 18 to our condensed consolidated financial statements, we have reclassified our obligations under our senior credit facility from long term debt, as previously reported, to current liabilities due to the existence of events of default as of June 30, 2006.
(b)	Interest on long term debt includes interest on our fixed- and floating-rate debt as well as fees for unutilized commitments and letters of credit. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of June 30, 2006 remained in effect through the maturity of the debt. Our senior credit facility has been classified as short term in the above table and in our financial statements resulting from the restatement discussed in Note 18 to our condensed consolidated financial statements. Although a waiver for the existence of events of default as of June 30, 2006 has not been obtained, interest of $18.6 and $26.9 million for one year or less and two-to-three years, respectively, related to this facility has been calculated based upon its contractual maturity date and included in all applicable years. We cannot guarantee that we will be able to obtain such a waiver.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under non-cancelable subleases.
(d)	We have estimated cash obligations related to our pension plan for seven years, as it is not practicable to estimate thereafter.
(e)	The revolving credit facility represents the actual outstanding balance as of June 30, 2006.
(f)	The revolving credit facility represents the unused borrowing commitment available to us as of June 30, 2006, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event”. The FSP concluded that an award of options or similar instruments that otherwise meets the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event is probable of occurring. If the contingent event is not probable of occurrence, equity classification is required. The Company adopted the FSP in the second quarter of 2006 and the adoption did not have a material affect on the Company’s financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

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

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating-rate of interest. Our policy is to manage interest rate risk by using a combination of fixed- and floating-rate debt. A hypothetical 10.0% increase in interest rates for the three months ended June 30, 2006, would have increased floating-rate interest expense by approximately $0.5 million. The fair value of the Company’s long-term debt is based on quoted market prices. At June 30, 2006, the estimated fair value of the term loans, the senior secured discount notes and the senior subordinated notes was $215.6, $195.6, and $174.4 million, respectively.

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

Our management, including a disclosure committee that includes our Chief Executive Officer, Chief Financial Officer and other members of our senior management and finance teams, as of the end of the period covered by this report, concluded that such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms based on the identification of material weaknesses, as described below in our “changes in internal control over financial reporting.”

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

Environmental Matters. We are a party to a number of environmental legal proceedings. The circumstances surrounding these proceedings are discussed under the heading “Environmental, Health and Safety Matters” in Item 1 of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2005. Since the original filing of our Annual Report, there have been developments in four of the environmental matters described in such report.

On or about July 22, 2005, we received a de minimis settlement agreement proposal from the Environmental Protection Agency (“EPA”), offering to resolve our alleged liability for the Spectron Superfund Site, Elkton, Maryland (“Spectron Site”) for payment of $5,955. The EPA’s settlement proposal was addressed to “RXI Plastics, Inc. (Continental Plastics)” in care of “Consolidated Container Company.” On August 18, 2005, without admitting any liability for Continental Plastics, RXI Plastics or the Spectron Site, and despite our belief that we are not responsible for this site, we notified the EPA of our agreement to enter into this de minimis settlement. We received notification from the EPA confirming the entry of a Consent Decree effecting the settlement, and pursuant to the Consent Decree, in fulfillment of the settlement, on April 14, 2006, we paid to the EPA and the PRP group a collective amount of $5,955. We believe that the Consent Decree and its settlement payment will eliminate any further legal or financial liability we may have with respect to this site.

In Item 1 of Part I of our Annual Report on Form 10-K/A, we identified several asbestos-related cases in which we were attempting to obtain dismissals because we had been improperly made a party to the lawsuits. Since the original filing of the Form 10-K, we obtained a dismissal in the Powell v. American Standard, Inc., et al. lawsuit, the Hutchinson v. Georgia-Pacific Corporation, et al. lawsuit, and the Holmes v. Allied Manufacturing Company, et al. lawsuit.

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

On May 18, 2005, we initiated suit in the United States District Court for the Western District of Tennessee against customer Warren Unilube (“Warren”) for Warren’s anticipated breach of contract. In the suit, we contended that a contract they entered into with former customer Coastal Unilube was assigned to Warren Unilube by Coastal and that Warren is therefore bound by the contract until at least December 31, 2007. Warren, however, had indicated to us that it intended to stop purchasing from us before the December 2007 date. In March 2006 we obtained an injunction against Warren, requiring them to continue purchasing from us according to the contract until a trial on the matter. The parties are currently in settlement discussions. Warren represents the significant share of the sales volume at our West Memphis facility, with the facility totaling $14.7 million in sales in 2005. Sales to Warren were also recognized out of our Memphis facility in 2005.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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