Form 10-Q
period 2006-09-30
CONSOLIDATED CONTAINER CO LLC
filed 2006-11-13
CIK 1095531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, there were 1,000 of the registrant’s member units outstanding.

CONSOLIDATED CONTAINER COMPANY LLC

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements	3

CONDENSED CONSOLIDATED BALANCE SHEETS At September 30, 2006 and December 31, 2005	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three and nine months ended September 30, 2006 and 2005 (RESTATED)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2006 and 2005 (RESTATED)	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4. Controls and Procedures	31

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	33

ITEM 1A. RiskFactors	33

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3. Defaults Upon Senior Securities	35

ITEM 4. Submission of Matters to a Vote of Security Holders	35

ITEM 5. Other Information	36

ITEM 6. Exhibits	36

Signature	37

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,200	$1,098
Accounts receivable (net of allowance for doubtful accounts of $1,662 in 2006 and $1,440 in 2005)	86,460	80,128
Related party receivable (Note 12)	26,558	35,560
Inventories (Note 6)	52,038	55,018
Other current assets (Note 7)	22,358	29,393

Total current assets	188,614	201,197
PROPERTY AND EQUIPMENT, Net (Note 8)	254,149	259,334
GOODWILL (Note 4)	221,483	219,427
INTANGIBLES AND OTHER ASSETS (Note 5)	22,705	21,228

	$686,951	$701,186

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$64,686	$103,714
Related party payable (Note 12)	2,781	31,416
Accrued liabilities (Note 9)	45,721	47,517
Revolving credit facility (Note 10)	21,000	2,900
Current portion of long-term debt (Note 10)	10,048	218,568

Total current liabilities	144,236	404,115
LONG-TERM DEBT (Note 10)	594,340	365,654
OTHER LIABILITIES	39,201	41,401
COMMITMENTS AND CONTINGENCIES (Note 11)

MEMBER’S DEFICIT:
Member’s deficit	(60,093)	(79,118)
Accumulated other comprehensive income (loss):
Foreign currency translation	154	21
Minimum pension liability	(30,887)	(30,887)

Total member’s deficit	(90,826)	(109,984)

	$686,951	$701,186

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005 (Restated)	September 30, 2006	September 30, 2005 (Restated)
Net trade sales	$179,018	$176,305	$553,781	$534,648
Related party sales (Note 12)	36,476	30,835	103,029	90,882

Net sales	215,494	207,140	656,810	625,530
Cost of sales	186,835	185,682	569,613	565,896
Settlement gain (Note 12)	16,144	—	16,144	—

Gross profit	44,803	21,458	103,341	59,634
Selling, general and administrative expense	11,824	9,567	35,277	32,222
Amortization expense	535	376	1,142	615
Loss on disposal of assets and impairments	937	195	2,475	3,144

Operating income	31,507	11,320	64,447	23,653
Interest expense	15,685	14,049	45,723	40,945

Income (loss) before taxes	15,822	(2,729)	18,724	(17,292)
Income tax (benefit) expense	(21)	25	94	(64)

Net income (loss)	15,843	(2,754)	18,630	(17,228)
Other comprehensive income:
Foreign currency translation adjustment	12	212	133	76

COMPREHENSIVE INCOME (LOSS)	$15,855	$(2,542)	$18,763	$(17,152)

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,630	$(17,228)
Adjustment to reconcile net income (loss) to net cash flows from operating activities:
Settlement gain (Note 12)	(16,144)	—
Depreciation and amortization	32,938	32,885
Amortization of debt issuance costs	2,247	2,187
Stock based compensation	289	86
Loss on disposal of assets and impairments	2,475	3,144
Accretion of discounted notes	14,694	13,073
Changes in operating assets and liabilities, net of the effect of the acquisitions:
Accounts receivable	(5,570)	(17,510)
Related party receivable (Note 12)	9,002	(1,769)
Inventories	3,395	18,178
Other current assets	7,055	1,491
Other assets	(2,581)	(2,136)
Accounts payable	(38,577)	(425)
Related party payable (Note 12)	(3,398)	6,222
Accrued liabilities	(2,375)	(12,004)
Other liabilities	(2,200)	(2,995)

Net cash flows from operating activities	19,880	23,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,665)	(31,885)
Net change in investments	—	23
Proceeds from disposal of property and equipment	246	7,217
Cash paid for acquisitions (net of cash acquired of $238 in 2006 and $583 in 2005)	(10,164)	(10,823)

Net cash flows from investing activities	(34,583)	(35,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	18,100	7,100
Principal payments on notes payable to banks, capital leases and promissory notes	(3,471)	(1,759)
Proceeds from the exercise of options	184	—
Payment of debt issuance costs	(63)	(7)
Tax distribution to the benefit of the member	(78)	(121)

Net cash flows from financing activities	14,672	5,213

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	133	76

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102	(6,980)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,098	7,896

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,200	$916

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$33,467	$31,131

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Unpaid purchases of property and equipment included in accounts payable	$1,096	$—

Unpaid purchases of property and equipment included in accrued liabilities	$822	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Conversion of accrued liability to a note payable related to Dean Foods Settlement Agreement	$9,093	$—

Assumption of promissory notes and capital leases in relation to acquisition of STC Plastics, Inc.	$—	$2,311

Issuance of stock options of Holdings related to acquisition of STC Plastics, Inc.	$—	$3,000

Assumption of promissory notes related to acquisition of One Hoss Shay Corp., dba Mayfair Plastics	$—	$2,684

See notes to condensed consolidated financial statements.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Consolidated Container Company LLC (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America applicable to interim financial statements. In the opinion of management, all necessary adjustments are reflected in the accompanying unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2005 is derived from audited financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Results of operations for the three and nine months ended September 30, 2006, cash flows for the nine months ended September 30, 2006 and the corresponding balance sheet as of September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company is wholly owned by Consolidated Container Holdings LLC (“Holdings”), a Delaware limited liability company. Holdings is a holding company with no assets, operations, or cash flow separate from its investment in the Company and its subsidiaries. The common units of Holdings are 24.5% owned by Reid Plastics Holdings Inc., 16.5% owned by Vestar Packaging LLC, 13.4% owned by Vestar CCH LLC, and 44.8% owned by Franklin Plastics, Inc., a subsidiary of Dean Foods Company (“Dean Foods”). Each of Reid Plastics Holdings Inc., Vestar CCH LLC, and Vestar Packaging LLC are controlled by Vestar Capital Partners, III L.P. and its affiliates. Additionally, in 2004, Holdings issued Series B Convertible Preferred Units, which are 73.4% owned by Vestar CCH Preferred LLC and 26.6% owned by Franklin Plastics Inc. Upon conversion of the Series B Convertible Preferred Units, the holders of such converted units would own in the aggregate in excess of approximately 95% (before management options) of the then outstanding units of Holdings.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 will be effective for the Company’s fiscal year ending December 31, 2007, with early adoption encouraged. The Company is in the process of evaluating SFAS 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS 157.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company is in the process of evaluating SAB 108.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

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

Steel Valley Plastics, Inc. (“SVP”)

On December 14, 2005, the Company acquired substantially all of the assets of SVP. The purpose of this acquisition was to expand the Company’s presence in the bulk PC water bottle market in the northeastern and mid-western United States (“U.S.”). The results of operations of SVP have been consolidated with the Company’s operating results since the acquisition date, December 14, 2005. During the second quarter of 2006, the Company finalized the allocation of the total purchase price.

Quintex Corporation, Salt Lake City, UT (“Quintex Utah”)

On July 5, 2006, the Company acquired substantially all of the assets of Quintex Utah. The purpose of this acquisition was to extend the Company’s manufacturing footprint into the Mountain states and expand the technology platforms that already enable the Company to service a wide range of customers and attractive

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

markets. At the acquisition date, the Company paid cash of $9.8 million, net of cash received of $0.2 million. The results of operations of Quintex Utah have been consolidated with the Company’s operating results since the acquisition date, July 5, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 5, 2006. The Company is in the process of finalizing the valuation of certain intangible assets. Thus, the allocation of the purchase price is subject to refinement.

(Amounts in thousands)
Cash	$238
Accounts receivable	767
Inventories	415
Property and equipment	2,220
Other current assets	29
Goodwill and intangible assets	6,823

Total assets acquired	10,492
Accounts payable	291
Accrued liabilities	49

Total liabilities assumed	340

Net assets acquired	$10,152

In connection with the acquisition of Quintex Utah, the Company recorded intangible assets of $4.2 million based on the valuation of Quintex Utah’s customer list, customer order backlog, non-compete contract and customer contracts. The intangible customer list is subject to a six-year amortization period beginning in July 2006, and the customer order backlog is subject to a two-month amortization period beginning in July 2006. The non-compete contract is subject to a five-year amortization period beginning in July 2006. The customer contracts are subject to 2 – 8 month amortization periods beginning in July 2006. The amortization expense recognized for the aforementioned intangible assets totaled $0.2 million through September 30, 2006.

The Company allocated the total purchase price of $10.2 million over the fair value of the assets acquired, liabilities assumed and other intangible assets based on preliminary estimates.

Assuming the STC, Mayfair, SVP and Quintex Utah acquisitions occurred as of the beginning of the periods presented, the Company’s unaudited pro forma results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Net sales	$215,494	$209,925	$660,989	$643,355
Net income (loss)	$15,843	$(2,155)	$20,617	$(15,313)

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. GOODWILL

The following table presents the activity in goodwill for the nine months ended September 30, 2006 (amounts in thousands):

Balance at January 1, 2006	$219,427
Quintex acquisition	2,534
Purchase price allocation adjustments	(478)

Balance at September 30, 2006	$221,483

The Company allocated acquisition costs for STC, Mayfair, SVP and Quintex Utah over the fair value of the assets acquired and liabilities assumed to goodwill. During the first nine months of 2006, adjustments totaling $0.3 million were made to the purchase price allocation of SVP to finalize intangible assets for the customer list and customer order backlog and adjustments totaling $0.2 million were made to the purchase price allocation of STC to record the discount related to the acquired promissory notes.

5. INTANGIBLES AND OTHER ASSETS, NET

Intangibles and other assets consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Deferred financing costs	$18,620	$18,559
Customer owned molds, deposits and other	10,402	8,608
Intangible assets	11,437	6,961

	40,459	34,128
Less accumulated amortization	(17,754)	(12,900)

	$22,705	$21,228

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s intangible assets consist primarily of customer lists, which are amortized over the estimated useful lives of the respective assets of 5-7 years. The customer lists resulted from the STC, Mayfair, SVP and Quintex Utah acquisitions and are carried at a cost of $9.8 and $6.0 million as of September 30, 2006 and December 31, 2005, respectively. The remaining intangible assets consist of both customer contracts acquired through the normal course of business and non-compete agreements from past acquisitions, which are carried at a cost of $ 1.6 and $1.0 million as of September 30, 2006 and December 31, 2005, respectively. Amortization is recorded over the estimated useful lives of these assets, which is 1-5 years. The accumulated amortization on the intangible assets was $2.3 and $1.2 million as of September 30, 2006 and December 31, 2005, respectively. The aggregate amortization of intangible assets for each of the three months ended September 30, 2006 and 2005 was $0.6 million and for the nine months ended September 30, 2006 and 2005 it was $1.3 and $2.0 million, respectively. Of this amortization, approximately $0.1 and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.2 and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively, related to customer contract amortization, which is an offset to net sales. The annual estimated amortization expense for the aforementioned intangible assets at September 30, 2006 is as follows (amounts in thousands):

Three months ending December 31, 2006	$555
Year ending December 31,
2007	1,894
2008	1,888
2009	1,854
2010	1,306
2011 and thereafter	1,601

$9,098

6. INVENTORIES

Inventories consisted of the following at September 30, 2006, and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Raw materials	$28,398	$27,044
Finished goods	23,640	27,974

	$52,038	$55,018

7. OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Rebate receivables	$10,910	$17,077
Other current assets	9,100	9,012
Prepaid expenses	2,348	3,304

	$22,358	$29,393

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Machinery and equipment	$386,709	$383,167
Leasehold improvements	22,336	21,291
Buildings	22,076	21,001
Furniture and equipment	14,791	13,198
Land	8,884	8,884
Capital leases	803	803

	455,599	448,344
Less accumulated depreciation	(219,953)	(201,977)

	235,646	246,367
Construction in progress	18,503	12,967

	$254,149	$259,334

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Employee compensation and benefits	$13,714	$11,343
Rebates accrual	12,304	12,727
Other accruals	8,615	6,163
Accrued pension	5,580	6,189
Accrued interest	4,105	8,790
Accrued taxes	1,403	2,305

	$45,721	$47,517

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2006, and December 31, 2005:

	September 30, 2006		December 31, 2005
	(Amounts in thousands)	Interest Rate	(Amounts in thousands)	Interest Rate
Senior credit facility—term loans	$215,050	10.5%	$216,700	7.5%
Senior secured discount notes	192,202	10.75%	177,685	10.75%
Senior subordinated notes	185,000	10.125%	185,000	10.125%
Promissory notes	11,695	6.0%-9.3%	4,246	2.9%-6.0%
Capital lease obligations	441		591

	604,388		584,222
Less current portion	(10,048)		(218,568)

	$594,340		$365,654

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2006, events of default existed under the terms of the Company’s senior credit facility, due in part to (a) provisions requiring the Company to maintain its financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of the Company’s financial statements. The restatement is discussed in Note 18. As a result of the events of default, the Company classified its debt under the senior credit facility as a current liability at December 31, 2005. Subsequently, on October 13, 2006, the Company obtained a waiver of the events of default in the First Amendment and Waiver to Credit Agreement (“First Amendment”). Accordingly, the Company has recorded the current portion of debt based on the contractual maturity as of September 30, 2006. See Note 20 for further discussion of the First Amendment.

Senior Credit Facility—The senior credit facility consists of a term loan with a total original principal amount of $220.0 million and a $45.0 million revolving credit facility (“the Revolver”). The term loan and Revolver are summarized below:

Term Loan

The term loan was originally $220.0 million in principal, of which $215.1 million was outstanding at September 30, 2006. The Company is required to repay the term loan in quarterly installments of $550,000 that commenced on September 30, 2004 and continue through September 2008, with the remaining balance due December 15, 2008. The estimated fair value of the term loans was $215.1 million and $216.7 million as of September 30, 2006 and December 31, 2005, respectively.

Revolver

At September 30, 2006, the Company had $21.0 million of funded borrowings outstanding on the Revolver, and $8.6 million was reserved for outstanding standby letters of credit, leaving $15.4 million available for future borrowings. The events of default on our senior credit facility, discussed above, resulted in the Company being unable to utilize borrowings under the Revolver from the date the Company gave notice of the events of default to the administrative agent until the First Amendment was obtained on October 13, 2006. The Revolver will terminate on December 15, 2008 and all outstanding revolving loans will be due and payable on that date. The Revolver bore interest at a rate of 11.0% and 10.0% as of September 30, 2006 and December 31, 2005, respectively.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and certain property insurance recoveries and condemnation events. No such payments were required for the period ended September 30, 2006.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of September 30, 2006, the accreted value of the notes, upon which interest expense was calculated, was $192.2 million. The notes will mature on June 15, 2009. The fair value of the Company’s long-term debt is based on quoted market prices. The estimated fair value of the senior secured discount notes was $198.7 million and $174.9 million as of September 30, 2006 and December 31, 2005, respectively.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interest rate of 10 1/8%, payable semiannually in July and January of each year. The estimated fair value of the senior subordinated notes was $176.7 million and $116.6 million as of September 30, 2006 and December 31, 2005, respectively.

The senior credit facility, the senior secured discount notes, and the senior subordinated notes contain covenants that restrict, among other things, the Company’s ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on the Company’s equity interests or repurchase the Company’s equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on the Company’s assets; (viii) enter into transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of the Company’s assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At September 30, 2006, the Company was not in compliance with certain covenants under the senior credit facility, including provisions requiring it to maintain its books and records in accordance with GAAP. In addition, the restatement discussed in Note 18 caused the Company to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. The Company was, however, in compliance with the financial covenants for the period ended September 30, 2006. The Company has secured a waiver as of October 13, 2006 for the events of non-compliance as discussed in Note 20. In addition, at September 30, 2006, the Company was not in compliance with a covenant under its indentures requiring timely delivery of certain financial information to the holders of its senior secured discount notes and the senior subordinated notes. On September 13, 2006, the Company received a notice of default from the trustee under its indenture related to the senior subordinated notes. The Company’s failure to comply with the reporting requirements under its indentures does not consititute an “event of default” under the indentures unless it fails to cure such default within sixty days following notice to the Company of such failure. The Company cured such default as of October 2, 2006 when it delivered the required financial information.

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

On June 29, 2005, just prior to the Company’s acquisition of Mayfair (accomplished through a merger of Mayfair into STC, a wholly owned subsidiary of the Company) as described in Note 3, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes become the obligation of STC. The $2.0 million note, of which $1.0 million was outstanding at September 30, 2006, bears interest at a rate of 6.0% per annum and STC is required to repay the remaining principal and interest on July 1, 2007. All outstanding principal and interest on the $0.7 million note was repaid on March 15, 2006.

Holdings, the Company, and Consolidated Container Company LP (“LP”), (collectively, “CCC”), and Dean Foods entered into a Settlement Agreement dated August 22, 2006, as amended on August 25, 2006 (the

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

“Settlement Agreement”) regarding possible breaches under bottle and resin supply agreements with Dean Foods and its affiliates. Under the terms of the Settlement Agreement, CCC has agreed to pay $10.0 million inclusive of interest to Dean Foods in accordance with the following schedule: $4.0 million at a date to be determined prior to December 31, 2006; $3.0 million on or before August 22, 2007; and $3.0 million on or before August 22, 2008. The Settlement Agreement has no stated rate of interest, thus the Company recorded a discount on the note payable using the Company’s effective interest rate at the time of approximately 9.3%. The discount is being amortized over the life of the note using the interest method. At September 30, 2006, the accreted value of the note was $9.2 million which was recorded as a promissory note in long term debt on the condensed consolidated balance sheet.

Scheduled Maturities—The scheduled annual maturities of long-term debt at September 30, 2006, were as follows (amounts in thousands):

Three months ending December 31, 2006	$4,597
Year ending December 31,
2007	6,370
2008	216,977
2009	392,113
2010	10

Total amounts due at maturity	$620,067
Less: Unamortized discount on notes	(15,679)

$604,388

11. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties, in the ordinary course of business, to certain environmental and other claims and litigation. In management’s opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements.

In 1997, the Company entered into an agreement with a former management shareholder. The agreement calls for payments of up to $3.4 million if specified investment returns of Reid Plastics are achieved, and up to $4.8 million upon an initial public offering of Reid Plastics Holdings, if specified investment returns are achieved, or specified qualified sales of Reid Plastics Holdings by Vestar Reid, the parent of Reid Plastics Holdings and a controlled affiliate of Vestar Capital Partners III, L.P. The Company made no payment for the nine months ended September 30, 2006 and 2005 under the terms of the 1997 agreement.

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

The aggregate of all awards granted under the LTIP (which includes two separate pools referred to as Bonus Pool-A and Bonus Pool-B) is limited to a maximum payout of approximately $11.8 million, which includes maximum potential payouts of approximately $8.8 million under Bonus Pool-A and approximately $3.0 million under Bonus Pool-B. The compensation committee of Holdings’ management committee administers the plan. In the first quarter of 2006, the compensation committee approved awards totaling 96% of the shares of Bonus Pool-B and a reallocation of Bonus Pool-A shares that were forfeited by three employees upon leaving the Company. Such reallocation has been made to those Bonus Pool-A participants who are currently employed by the Company. Also in the first quarter of 2006, the compensation committee approved an advance of a portion of Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid no later than the end of the first quarter of 2007. The advance will equal 50% of an estimate of Bonus Pool-A. Such estimate will be calculated as if there were a liquidity event on December 31, 2006. In October 2006, the management committee approved the terms of the advance.

On September 15, 2006, the Company became aware of a recall of one of its customer’s products contained in a bottle produced by the Company. Although no claim has been asserted against the Company, management is currently evaluating the facts surrounding the recall. At the current time, to the Company cannot estimate the impact of a potential claim, if any, to the consolidated financial statements.

12. RELATED PARTY TRANSACTIONS

The Company had bottle sales and gross brokered resin sales to Dean Foods of approximately $63.3 and $51.7 million for the three months ended September 30, 2006 and 2005, respectively, and $183.0 and $160.0 million for the nine months ended September 30, 2006 and 2005, respectively. The brokered resin sales are included on a net basis in related party sales in the condensed consolidated statement of operations and comprehensive income (loss). See additional discussion of the accounting for brokered resin at Note 19. Accounts receivable from Dean Foods at September 30, 2006 and December 31, 2005 amounted to approximately $24.9 million and $33.9 million, respectively. Amounts payable to Dean Foods at September 30, 2006 and December 31, 2005 were approximately $2.8 and $31.4 million, respectively.

On August 15, 2006, LP entered into a Purchase Agreement (the “Purchase Agreement”) with Dean Dairy Holdings, LLC, and Suiza Dairy Group, LLC, both subsidiaries of Dean Foods and collectively “Dean Foods Affiliates”. The terms of the Purchase Agreement are effective from July 1, 2006 through December 31, 2011. The Purchase Agreement replaces two previous purchase agreements that expired on July 2, 2006. Under the terms of the Purchase Agreement, LP will remain Dean Foods Affiliates’ primary outside supplier of plastic containers while gaining the opportunity to enhance its current position with Dean Foods Affiliates.

In August 2006, CCC and Dean Foods entered into a Settlement Agreement. The Settlement Agreement was reached after CCC management initiated an internal review of its records relating to bottle and resin supply agreements with Dean Foods and its affiliates and initiated discussions with Dean Foods regarding possible breaches under such agreements. Under the terms of the Settlement Agreement, CCC agreed to pay $10.0 million ($9.1 million discounted) to Dean Foods which was less than the cumulative adjustments accrued as a result of the restatement discussed at Note 18 of $25.2 million, because of negotiated releases from a portion of such errors. The recording of the settlement in the quarter ended September 30, 2006 resulted in a one-time gain on

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

settlement of approximately $16.1 million. Pursuant to the terms of the Settlement Agreement, Dean Foods has agreed to waive any and all claims it may have against CCC or its affiliates related to all supply agreements between them and relating to the period of time prior to July 1, 2006.

The Company has other related party sales and purchases in the normal course of business with companies affiliated with certain of the non-employee members of our management committee. The Company’s consolidated financial statements include the following transactions:

•	Net sales of $2.2 and $2.0 million for three months ended September 30, 2006 and 2005, respectively, and $5.6 million for each of the nine months ended September 30, 2006 and 2005, respectively,

•	Purchases of raw materials of $0.5 and $0.6 million for the three months ended September 30, 2006 and 2005, respectively, and $1.3 and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively,

•	Selling, general and administrative expenses of less than $.1 million in each of the three and nine months ended September 30, 2006 and 2005, respectively, and

•	Related party receivables of $1.7 million at September 30, 2006 and December 31, 2005.

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

14. SHARE-BASED COMPENSATION

At the formation of the Company, Holdings adopted a 1999 Unit Option Plan to provide some of the Company’s key employees with options to acquire member units of Holdings. At September 30, 2006, there were 24,008,628 options available under this plan and two amended and restated versions of the plan (collectively referred to below as the “CCH Option Plan”). As of September 30, 2006, there were 19,954,776 options outstanding with an average exercise price of $0.05 per member unit. The exact pricing, performance criteria, vesting terms and redemption of options granted under the CCH Option Plan are governed by individual unit option agreements between the employee and Holdings and, if the options are exercised, the terms of the options will be governed by special unit acquisition, ownership and redemption agreements. However, generally the options vest ratably on a daily or an annual basis over a five-year period and the options have a contractual life of ten years, unless the employee terminates prior to that time.

In addition to options to purchase member units in Holdings that were granted to some of the Company’s key employees under the CCH Option Plan, certain of the Company’s current and former employees hold options to purchase member units of Holdings that were issued in exchange for previously owned Franklin Plastics options. Under this plan, called the Consolidated Container Holdings LLC Replacement Units Option Plan for Options Issued Pursuant to the Franklin Plastics Inc. 1998 Stock Option Plan, the rights to acquire 126,715

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

member units were outstanding at September 30, 2006. The compensation committee of the management committee administers each of these option plans.

As these options relate to the parent company’s securities, the expense and a capital contribution from the parent company have been reflected in the Company’s condensed consolidated financial statements from these transactions.

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

The Company applied the modified prospective application method in its adoption of SFAS 123R. Implementing SFAS 123R did not have a material effect on the Company’s condensed consolidated financial statements. A cumulative effect of a change in accounting principle due to the requirement to estimate the impact of expected forfeitures at the grant date resulted in a benefit of approximately $12,000 in the first quarter 2006, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss) for the period ended September 30, 2006.

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

In determining the expense to be recorded for options, the significant assumptions utilized in applying the Black-Scholes option valuation model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. Because the Company has only been in existence since 1999, and there have been very few option exercises in the history of the plan, the Company elected to calculate the expected term of its options using the simplified method for “plain vanilla” share options granted prior to December 21, 2007 per SEC Staff Accounting Bulletin Topic 14.D.2. The historical volatility was calculated using the Dow Jones U.S. Small-Cap Index for the Containers & Packaging subsector. The dividend yield of the index was assumed to be zero. The weighted average assumptions used by the Company in applying the Black-Scholes valuation model for option grants in the nine months ended September 30, 2006 are illustrated in the following table. No options were granted in the three months ended September 30, 2006.

Nine Months Ended September 30, 2006
Risk-free interest rate	4.49%
Expected life (years)	6.25
Expected volatility	26.1%
Dividend yield	0.0%

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant-date Calculated Value of options granted during the nine months ended September 30, 2006 was $0.07/share.

The following table summarizes the option transactions for the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2006	16,177,657	$0.09
Granted	5,335,500	0.05
Forfeited	(195,841)	0.05
Expired	(744,453)	0.09
Exercised	(3,681,372)	0.05

Outstanding at September 30, 2006	16,891,491	$0.08	9	$6.9 million

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $1.9 million. No options were exercised in the three months ended September 30, 2006.

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the nine months then ended is presented below:

	Options	Weighted Average Grant-Date Calculated Value
Nonvested January 1, 2006	7,558,908	$0.07
Granted	5,335,500	0.07
Vested	(2,440,212)	0.10
Forfeited	(195,841)	0.03

Nonvested at September 30, 2006	10,258,355	$0.07

As of September 30, 2006, there was $0.6 million of unrecognized compensation cost related to nonvested option shares that is expected to be recognized over a weighted average period of 3.9 years.

The Company had 6.6 million vested options at September 30, 2006 with a weighted average exercise price of $0.14 per share and a weighted average remaining contractual term of eight years. The Calculated Value of options vested during the three and nine months ended September 30, 2006 was approximately $0.1 and $0.3 million, respectively.

The Company recorded compensation cost for awards issued, modified, repurchased, or cancelled after December 31, 2005 under the guidance found in SFAS 123R. For awards issued prior to the effective date, compensation costs were recorded using the SFAS 123 assumptions, as adjusted for the effect of estimating forfeitures. Under both methods, expense has been recorded over a requisite service period of five years. Compensation cost included in net income for the three months and nine months ended September 30, 2006 was less than $0.1 million and approximately $0.3 million, respectively compared to a benefit of $0.2 and expense of $0.1 million, respectively, included in net loss for the three months and nine months ended September 30, 2005.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs of the pension and other post-retirement benefits for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Pension Benefits				Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Amounts in thousands)
Service cost	$151	$170	$452	$510	$8	$16	$26	$48
Interest cost	1,340	1,385	4,019	4,157	30	29	90	87
Expected return on plan assets	(1,518)	(1,419)	(4,554)	(4,256)	—	—	—	—
Amortization of prior service cost	—	20	—	60	—	—	—	—
Recognized actuarial loss (gain)	826	742	2,479	2,226	(3)	(9)	(11)	(27)

Net periodic benefit cost	$799	$898	$2,396	$2,697	$35	$36	$105	$108

The Company previously disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2005, that it expected to contribute $6.2 million to its defined benefit pension plans in 2006. As of September 30, 2006, $4.9 million of contributions have been made.

16. FIXED ASSET IMPAIRMENT

The Company recognized impairment charges of less than $0.1 and $0.1 million for the three months ended and $1.1 and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively, related to idle assets held at an equipment warehouse upon assessment that the carrying amount of the assets exceeded the net realizable value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The impairment charges are included in loss on disposal of assets and impairments in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

In June 2005, the Company’s second largest customer, The Procter & Gamble Company (“P&G”), ended one of their contracts with the Company, which would have otherwise expired on December 31, 2005, regarding polyethylene terephthalate (“PET”) bottle production at the Company’s operation located at P&G’s Kansas City, Kansas facility. In 2004, this business accounted for $41.8 million or 5.5% of the Company’s sales. In exchange for the early exit from this contract, the Company received extensions on two other contracts with P&G including the continued supply of PET preforms to the Kansas City facility. Included in loss on disposal of assets and impairments in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2005, is a $2.6 million dollar charge related to the disposal of the assets at the Kansas City facility.

17. BUSINESS INTERRUPTION INSURANCE PROCEEDS

The Company received business interruption insurance proceeds of $3.6 and $7.6 million during the three and nine months ended September 30, 2006, respectively, related to hurricanes Rita and Katrina in 2005. The proceeds, which include the final settlement for these claims, were recorded as a reduction of cost of sales in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for those periods.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the course of completing the Company’s second quarter 2006 review process, management identified accounting errors in the Company’s historical consolidated financial statements, as described below:

•	The Company had not fulfilled certain obligations to Dean Foods, formerly known as Suiza Foods Corporation, and its affiliates under bottle and resin supply agreements, resulting in an overstatement of net sales of approximately $0.4 and $1.2 million and an understatement in cost of sales of $1.0 and $3.1 million for the three and nine months ended September 30, 2005, respectively.

•	After a review of contracts with other customers with similar terms to the agreements with Dean Foods and its affiliates, the Company identified accounting errors related to certain of these agreements resulting in an overstatement of net sales of $0.1 and $0.3 million for the three and nine months ended September 30, 2005, respectively.

•	In assessing the impact of the restatement, management determined that there were offsetting errors in the inventory valuation and lower-of-cost market calculations associated with the accounting for rebates and the actual cost of resin. The result of these items was an overstatement of cost of sales of $0.1 and $1.0 million for the three and nine months ended September 30, 2005, respectively.

•	In addition, the Company has determined that transactions and amounts due to/from related parties should have been separately presented on the consolidated financial statements.

As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2005.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Effects:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)			(Amounts in thousands)
Net trade sales	$207,696	$(31,391)	$176,305	$627,032	$(92,384)	$534,648
Related party sales	—	30,835	30,835	—	90,882	90,882
Net sales	207,696	(556)	207,140	627,032	(1,502)	625,530
Cost of sales	184,737	945	185,682	563,826	2,070	565,896
Gross profit	22,959	(1,501)	21,458	63,206	(3,572)	59,634
Operating income	12,821	(1,501)	11,320	27,225	(3,572)	23,653
Income (loss) before taxes	(1,228)	(1,501)	(2,729)	(13,720)	(3,572)	(17,292)
Net income (loss)	(1,253)	(1,501)	(2,754)	(13,656)	(3,572)	(17,228)
Comprehensive income (loss)	(1,041)	(1,501)	(2,542)	(13,580)	(3,572)	(17,152)

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidated Statements of Cash Flows Effects:

	Nine Months Ended September 30, 2005
	As Previously Reported	Restatement	As Restated
	(Amounts in thousands)
Net income (loss)	$(13,656)	$(3,572)	$(17,228)
Accounts receivable	(19,279)	1,769	(17,510)
Related party receivable	—	(1,769)	(1,769)
Inventories	19,220	(1,042)	18,178
Related party payable	—	6,222	6,222
Accrued liabilities	(10,396)	(1,608)	(12,004)

19. BROKERED RESIN

The Company brokers resin to certain dairy and other customers for a brokerage commission. The Company accounts for these transactions on a net basis recording the brokering commission in net sales in the consolidated financial statements as the Company does not retain inventory risk, nor is it the primary obligor to these customers. Gross resin brokered on behalf of customers not included in net sales was $30.2 and $24.2 million for the three months ended September 30, 2006 and 2005, respectively, and $90.5 and $80.9 million for the nine months ended September 30, 2006 and 2005, respectively.

20. SUBSEQUENT EVENTS

On October 13, 2006, the Company entered into an amendment and waiver with respect to its senior secured credit facility, the First Amendment. The First Amendment provides the Company with additional flexibility to continue to execute its current acquisition and expansion strategy and consists of two primary components in addition to other minor modifications. The amendment permits: (i) additional acquisitions on a going-forward basis in an aggregate amount of up to $65.0 million in consideration (exclusive of assumed debt and seller notes) and (ii) subject to certain conditions, the Company to borrow up to an additional $50.0 million of incremental terms loans under the senior credit facility primarily to finance future acquisitions.

In addition, the First Amendment provides a waiver by the lenders of certain defaults and events of default under the credit facility arising from, among other things: (i) the restatement by the Company of its previously issued financial statements for the years ended December 31, 2005, 2004 and 2003 (and the fiscal quarters comprising such fiscal years) and for the fiscal quarter ended March 31, 2006, (ii) the failure by the Company to deliver the financial statements for the quarter ended June 30, 2006 and for the month ended July 31, 2006 within the time period required by the credit facility, which have now been filed with the SEC and delivered to such lenders, (iii) the Company’s failure to maintain books and records in compliance with the terms of the credit facility and (iv) noncompliance with certain financial covenants for the periods ended September 30, 2005 and December 31, 2005.

On October 31, 2006, the Company acquired substantially all of the assets of Quintex Corporation located in Spokane, Washington. On the same date, the Company paid cash of $4.6 million, net of cash received of $0.5 million for such assets.

CONSOLIDATED CONTAINER COMPANY LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has previously identified a lawsuit that had been initiated against its customer Warren Unilube (“Warren”) for Warren’s alleged anticipated breach of contract. After the Company obtained an injunction in March 2006 requiring Warren to continue purchasing from the Company, the parties engaged in settlement negotiations. A mutually agreeable settlement was finalized in October 2006. As part of that settlement, Warren has agreed to pay the Company $4.9 million in installments through December 10, 2007 and continue purchasing from the Company at a lesser volume until December 31, 2008. Of the settlement amount, $0.7 million will be applied to outstanding receivables and the remaining $4.2 million will be recorded in operating income as the cash is received.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American developer, manufacturer, and marketer of rigid plastic containers for many of the largest branded consumer products and beverage companies in the world. We serve our customers with a wide range of manufacturing capabilities and services through a domestic, nationwide network of 55 strategically located manufacturing facilities and a research, development and engineering center located in Atlanta, Georgia. In addition, we have three international manufacturing facilities in Canada and Mexico. We sell containers to the dairy, water, juice & other beverage, household chemicals & personal care, agricultural & industrial, food and automotive sectors. Our container product line ranges in size from two-ounce to six-gallon containers and consists of single and multi-layer containers made from a variety of plastic resins, including high density polyethylene (“HDPE”), polycarbonate (“PC”), polypropylene, and polyethylene terephthalate.

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

As a limited liability company, we do not pay United States (“U.S.”) federal income taxes under the provisions of the Internal Revenue Code, as respective shares of the applicable income or loss based on ownership are included in the tax returns of our owners. We may make tax distributions to our owners to reimburse them for such tax obligations, if any, as they arise. Additionally, the amalgamation of two of our wholly owned foreign subsidiaries in 2004 and the acquisition of STC Plastics, Inc. (“STC”) and One Hoss Shay Corp., dba Mayfair Plastics (“Mayfair”) in 2005, both U.S. domestic corporations, have made it necessary for the Company to calculate deferred tax assets and liabilities pursuant to SFAS 109 for financial reporting purposes.

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

Three months ended September 30, 2006, compared to three months ended September 30, 2005

Net Sales. Net sales for the third quarter of 2006 were $215.5 million, an increase of $8.4 million or 4.0%, compared to $207.1 million for the same period of 2005. This increase results from the impact of higher average resin costs during 2006. We estimate that sales would have been approximately $191.7 million, a decrease of $15.5 million or 7.5% from the same period during 2005, after adjustment for the change in resin costs. This decline was primarily attributable to lower volumes from some of our larger sole-source customers due to weakened demand from their end customers, lower demand for water in 2006 as a result of the hurricanes in 2005, and declining sales to Warren Unilube (“Warren”) of $1.5 million resulting from the dispute discussed at Item 1 of Part II of this Quarterly Report on Form 10-Q.

Gross Profit. Gross profit for the third quarter of 2006 was $44.8 million, an increase of $23.3 million or 108.8%, compared to $21.5 million for the same period of 2005. The increase is primarily attributable to a gain of $16.1 million dollars on settlement of a contract dispute with Dean Foods Company (“Dean Foods”) as discussed at Note 12 to the condensed consolidated financial statements and business interruption insurance proceeds totaling $3.6 million received during the third quarter of 2006 related to hurricanes Rita and Katrina in 2005 as discussed in Note 17. Excluding these items, gross profit increased $3.6 million or 16.7% in spite of lower sales volumes due to a more profitable mix of products sold and the continued improvement in operating trends as a result of capital programs and strategic initiatives.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) includes non-production related costs including salaries, benefits, travel, rent, and other costs for our corporate functions (such as executive management, sales, procurement, finance and accounting, and human resources). For the third quarter of 2006, SG&A was $11.8 million, an increase of $2.3 million or 23.6%, compared to $9.6 million for the same period of 2005. This increase is due to higher legal and consulting costs of $1.0 million primarily related to the restatement of our financial statements as discussed in Note 18 to the condensed consolidated financial statements, increased incentive compensation expenses of $0.6 million caused by favorable company performance during 2006 compared to 2005 and $0.5 million of expenses related to the advancement of a portion of the long-term incentive plan (“LTIP”) Bonus Pool-A to participants who remain employed through the time of the advance, which will be paid out no later than the end of the first quarter of 2007.

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments for the third quarter of 2006 was $0.9 million, compared to $0.2 million for the same period of 2005. The loss in 2006 is primarily due to a $0.4 million loss on the disposal of a production line that was discontinued in 2006.

Interest Expense. Interest expense primarily includes interest as set forth in the terms of our senior credit facility, senior secured discount notes and senior subordinated notes, promissory notes and the amortization of deferred financing fees. Interest expense for the third quarter of 2006 was $15.7 million, an increase of $1.6 million or 11.6%, compared to $14.0 million for the same period of 2005. This increase is primarily due to an increase in weighted-average interest rates of approximately 180 basis points on floating-rate debt, higher average revolver borrowings and increased accretion on the senior secured discount notes.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

Net Sales. Net sales for the first nine months of 2006 were $656.8 million, an increase of $31.3 million or 5.0%, compared to $625.5 million for the same period of 2005. This increase results from the impact of higher average resin costs during 2006 as noted above. We estimate that sales would have been approximately $605.0 million, a decrease of $20.5 million or 3.3% from the same period during 2005, after adjustment for the change in resin costs. This decline was primarily attributable to lower volumes from some of our larger sole-source customers due to weakened demand from their end customers, the revenue impact of the sale of our Kansas City, Kansas operation during June 2005 and declining sales to Warren of $4.0 million resulting from the dispute discussed at Item 1 of Part II of this Quarterly Report on Form 10-Q.

Gross Profit. Gross profit for the first nine months of 2006 was $103.3 million, an increase of $43.7 million or 73.3%, compared to $59.6 million for the same period of 2005. The increase is primarily attributable to a gain of $16.1 million dollars on settlement of a contract dispute with Dean Foods as discussed at Note 12 to the condensed consolidated financial statements and business interruption insurance proceeds totaling $7.6 million received during the first nine months of 2006 related to hurricanes Rita and Katrina in 2005 as discussed in Note 17. Excluding these items, gross profit increased $20.0 million or 33.5% in spite of lower sales volumes due to the favorable resin environment, lower lease expenses during 2006 compared to 2005 totaling $1.0 million, a more profitable mix of products sold and the continued improvement of operating trends as a result of capital programs and strategic initiatives.

Selling, General and Administrative Expense. For the first nine months of 2006, SG&A was $35.3 million, an increase of $3.1 million or 9.5%, compared to $32.2 million for the same period of 2005. This increase is due to higher incentive compensation expenses of $2.9 million caused by favorable company performance during 2006 compared to 2005, the 2006 accrual of $1.5 million related to the advancement of a portion of the LTIP Bonus Pool-A, and higher legal and consulting costs of $1.0 million primarily related to the restatement of our financial statements as discussed in Note 18 to the condensed consolidated financial statements. Partially offsetting the increase was lower salary and related expenses and severances during the first nine months of 2006 resulting in part from our reorganization in the second quarter of 2005.

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments for the first nine months of 2006 was $2.5 million, compared to $3.1 million for the same period of 2005. The loss in 2006 is primarily due to impairment charges related to temporarily idle assets held at our used equipment warehouse. The loss in 2005 is primarily due to a $2.6 million loss on disposal of assets at a customer’s Kansas City, Kansas facility discussed more fully in Note 16 to the condensed consolidated financial statements.

Interest Expense. Interest expense for the first nine months of 2006 was $45.7 million, an increase of $4.8 million or 11.7%, compared to $40.9 million for the same period of 2005. This increase is primarily due to an increase in weighted average interest rates of approximately 190 basis points on floating-rate debt, higher average revolver borrowings and increased accretion on the senior secured discount notes.

Liquidity and Capital Resources

Our principal uses of cash are for capital expenditures, working capital, debt service, and acquisitions. Funds for these purposes are generated primarily from operations and borrowings under our senior credit facility.

Cash provided by operating activities in the first nine months of 2006 was $19.9 million, compared to $23.2 million in the same period in 2005. The change was primarily due to extremely low accounts payable levels due to a change in terms and payment structures with two significant raw materials vendors, in addition to a greater decline in resin prices in the first nine months of 2006 compared to the same period in 2005, and very low resin purchases in September in anticipation of a further price decline. Partially offsetting this change was an improvement in our operating results, discussed more fully above.

Cash used in investing activities in the first nine months of 2006 was $34.6 million, compared to $35.5 million in the same period of 2005. The change was primarily caused by lower capital expenditures in the first nine months of 2006 of $7.2 million in part due to lease buyouts of $2.2 million in the first nine months of 2005, partially offset by lower proceeds from asset disposals during the first nine months of 2006 compared to the same period in 2005 of $7.0 million, primarily resulting from the sale of assets at four closed/sold facilities during the first nine months of 2005.

Cash provided by financing activities in the first nine months of 2006 was $14.7 million, a change of $9.5 million, compared to $5.2 million during the same period in 2005. This was primarily due to increased revolver borrowings during the first nine months of 2006 versus the same period of 2005.

Senior Credit Facility—Our senior credit facility consists of the following:

•	a term loan totaling $220.0 million, and

•	a $45.0 million revolving credit facility.

At September 30, 2006, events of default existed under the terms of our senior credit facility, due in part to (a) provisions requiring us to maintain our financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatements of our financial statements as discussed in Note 18 to the accompanying condensed consolidated financial statements. Subsequently on October 13, 2006, the Company obtained a waiver of the events of default in the First Amendment and Waiver to Credit Agreement (“First Amendment”), which is discussed at Note 20 to the condensed consolidated financial statements.

At September 30, 2006, we had $21.0 million of funded borrowings outstanding on the revolving credit facility, and $8.6 million was reserved for outstanding standby letters of credit, leaving $15.4 million available for future borrowings. However, due to the events of default discussed above, the Company was unable to utilize the available borrowings under the revolver from the date we gave notice of the events of default to the administrative agent until the First Amendment was obtained. The amortization schedule of the term loan includes quarterly installments of $550,000 that commenced September 30, 2004 and continues through September 2008, with the remaining balance due December 15, 2008.

The senior credit facility also provides for mandatory repayments from the net proceeds of certain asset sales, debt issuances, a portion of equity issuances, a portion of excess cash flow and certain property insurance recoveries and condemnation events. No such payments were required for the period ended September 30, 2006.

Senior Secured Discount Notes—In May 2004, the Company completed an offering of $207.0 million aggregate principal amount at maturity of 10 3/4% senior secured discount notes, which generated proceeds of approximately $150.1 million at issuance. As of September 30, 2006, the accreted value of the notes, upon which interest expense was calculated, was $192.2 million. The senior secured discount notes will mature on June 15, 2009.

Senior Subordinated Notes—The senior subordinated notes that were issued on July 2, 1999, have an original face value of $185.0 million and are due in full on July 15, 2009. The notes bear interest at a fixed interest rate of 10 1/8%, payable semiannually in July and January of each year.

The senior credit facility, the senior secured discount notes, and the senior subordinated notes contain covenants that restrict, among other things, our ability to: (i) make certain restricted payments; (ii) incur additional debt or issue preferred equity; (iii) pay dividends or make distributions on our equity interests or repurchase our equity interests; (iv) repurchase subordinated indebtedness; (v) issue stock of subsidiaries; (vi) make certain investments; (vii) create liens on our assets; (viii) enter into certain transactions with affiliates; (ix) merge or consolidate with another company; (x) sell, lease or otherwise dispose of all or substantially all of our assets; (xi) enter sales and leaseback transactions; and (xii) make capital expenditures above specified levels. The senior credit facility has financial maintenance covenants regarding first-lien debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), total secured debt to consolidated EBITDA and interest coverage. Additionally, the senior credit facility contains a maximum capital expenditures covenant. At September 30, 2006, we were not in compliance with certain covenants under the senior credit facility, including provisions requiring us to maintain our books and records in accordance with GAAP. In addition, the restatement discussed in Note 18 to the condensed consolidated financial statements caused us to not be in compliance with certain financial covenants for the quarters ended September 30, 2005 and December 31, 2005. We were, however, in compliance with the financial covenants for the period ended September 30, 2006. We have secured a waiver as of October 13, 2006 for the events of non-compliance as discussed in Note 20 to the condensed consolidated financial statements. At September 30, 2006, we were not in compliance with a covenant under our indentures requiring timely delivery of certain financial information to the holders of our senior secured discount notes and the senior subordinated notes. On September 13, 2006 we received a notice of default from the trustee under our indenture related to the senior subordinated notes. Our failure to comply with the reporting requirements under our indentures does not constitute an “event of default” under our indentures unless we fail to cure such default within sixty days following notice to us of such failure. We cured such events of default as of October 2, 2006 when we delivered the required financial information.

Promissory Notes—On February 11, 2005, just prior to our February 15, 2005 acquisition of STC, STC issued four promissory notes in the aggregate amount of $1.6 million to its shareholders in consideration of the repurchase of an aggregate 2,200 shares of common stock of STC. The notes bear interest at a stated rate of 2.9% per annum. Our effective interest rate at the time was approximately 6.3%, and thus, we recorded a discount on notes payable. The discount is being amortized over the life of the notes using the interest method. All outstanding and unpaid principal and interest are due and payable on January 1, 2008.

On June 29, 2005, just prior to our acquisition of Mayfair (accomplished through a merger of Mayfair into STC, a wholly owned subsidiary of the Company) as described above, Mayfair issued two promissory notes, one for $2.0 million and an additional note for $0.7 million, to its shareholder in consideration of the repurchase of an aggregate 560 shares of common stock of Mayfair. As a result of the acquisition, the promissory notes become the obligation of STC. The $2.0 million note, of which $1.0 million was outstanding at September 30, 2006, bears interest at a rate of 6.0% per annum and STC is required to repay the remaining principal and interest on July 1, 2007. All outstanding principal and interest on the $0.7 million note was repaid on March 15, 2006.

Consolidated Container Holdings (“Holdings”), the Company, and Consolidated Container Company LP (“LP”) (collectively, “CCC”), and Dean Foods entered into a Settlement Agreement dated August 22, 2006, as amended on August 25, 2006 (the “Settlement Agreement”) regarding possible breaches under bottle and resin supply agreements with Dean Foods and its affiliates. Under the terms of the Settlement Agreement, which was recorded as a promissory note in long term debt on the condensed consolidated balance sheet, CCC agreed to pay $10.0 million, inclusive of interest, to Dean Foods in accordance with the following schedule: $4.0 million on a date to be determined prior to December 31, 2006; $3.0 million on or before August 22, 2007; and $3.0 million on or before August 22, 2008. The Settlement Agreement has no stated rate of interest, thus we recorded a discount on the note payable using our effective interest rate at the time of approximately 9.3%. The discount is being amortized over the life of the note using the interest method. At September 30, 2006, the accreted value of the note was $9.2 million.

The Company, its officers, principal shareholders or affiliates thereof has entered and may, from time to time, enter the market to purchase or sell our securities, including our senior secured discount notes and/or our senior subordinated notes, in compliance with any applicable securities laws and our internal restrictions and procedures.

Management believes cash on hand at September 30, 2006, future funds generated by operations, and borrowings under our senior credit facility will be sufficient to meet working capital and capital expenditure requirements for the twelve months ending September 30, 2007.

We also have contractual obligations and commercial commitments that may affect our financial condition. The following tables identify material obligations and commitments as of September 30, 2006 (customer-specific commitments arising in the ordinary course of business are not included):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Contractual Cash Obligations
Long Term Debt (a)	$619,626	$10,213	$609,413	$—	$—
Interest on Long Term Debt (b)	154,248	43,136	111,112	—	—
Operating Leases (c)	85,359	16,191	27,967	20,617	20,584
Pension Obligation (d)	21,513	5,580	9,525	5,264	1,144
Revolving Credit Facility (e)	21,000	21,000	—	—	—
Capital Leases	441	166	237	38	—

Total Contractual Cash Obligations	$902,187	$96,286	$758,254	$25,919	$21,728

	Commitment Expiration per Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Other Commercial Commitments
Standby Letters of Credit	$8,622	$8,622	$—	$—	$—
Revolving Credit Facility (f)	15,378	15,378	—	—	—

Total Commercial Commitments	$24,000	$24,000	$—	$—	$—

(a)	The amount included in the above schedule for our senior secured discounts notes, the STC promissory note and the Settlement Agreement liability is the amount due at maturity. As of September 30, 2006, the unamortized discount on that debt was $15.7 million, leaving the total book value of long term debt, including capital lease obligations, at $604.4 million. A description of significant terms and conditions of our senior credit facility, senior secured discount notes, senior subordinated notes and promissory notes is included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 and in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for any debt acquired since December 31, 2005.
(b)	Interest on long-term debt includes interest on our fixed- and floating-rate debt as well as fees for unutilized commitments and letters of credit. The interest portion was estimated assuming the weighted average interest rate in effect for floating-rate debt as of September 30, 2006 remained in effect through the maturity of the debt.
(c)	Included in operating leases are non-cancelable lease arrangements for facilities, machinery and equipment and vehicles. Minimum payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under non-cancelable subleases.
(d)	We have estimated cash obligations related to our pension plan for seven years, as it is not practicable to estimate thereafter.
(e)	The revolving credit facility represents the actual outstanding balance as of September 30, 2006.
(f)	The revolving credit facility represents the unused borrowing commitment available to us as of September 30, 2006, excluding our minimum borrowing increment of $0.1 million.

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 will be effective for the Company’s fiscal year ending December 31, 2007, with early adoption encouraged. The Company is in the process of evaluating SFAS 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company is in the process of evaluating SAB 108.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is changing interest rates due to some of our debt bearing a floating-rate of interest. Our policy is to manage interest rate risk by using a combination of fixed- and floating-rate debt. A hypothetical 10.0% increase in interest rates for the three months ended September 30, 2006, would have increased floating-rate interest expense by approximately $0.5 million. The fair value of the Company’s long-term debt is based on quoted market prices. At September 30, 2006, the estimated fair value of the term loans, the senior secured discount notes and the senior subordinated notes was $215.1, $198.7, and $176.7 million, respectively.

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

Our management, including a disclosure committee that includes our Chief Executive Officer, Chief Financial Officer and other members of our senior management and finance teams, as of the end of the period covered by this report, concluded that such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms based on the identification of material weaknesses, as described below in our “changes in internal control over financial reporting”. To address the material weakness described below, management performed additional analysis and other post-closing procedures designed to ensure that the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting. During fiscal 2006, management identified accounting errors in its consolidated financial statements relating to the accounting for customer contracts as well as errors in inventory valuation as it relates to rebates and the accounting for the actual cost of resin. Because of these accounting errors we restated our financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005, the three months ended March 31, 2006 and 2005, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the three and six months ended June 30 , 2005 in the Quarterly Report on Form 10-Q for the quarter ended June 30 , 2006 and the three and nine months ended September 30, 2005 in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, The restatement is further discussed in Note 18 to the accompanying condensed consolidated financial statements. Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based upon that standard, management concluded that the control deficiencies surrounding management’s oversight of the accounting for contracts and inventory valuation represented material weaknesses in internal control over financial reporting.

As a part of its planned remedial measures related to the accounting for contracts, our management initiated a formal review to reassess the accounting for all existing customer contracts with annual revenues of at least $5.0 million. This process is being undertaken by key members of our management with the goal of verifying and of training its accounting personnel regarding the proper accounting treatment and disclosure with regard to such contracts. In addition, by December 31, 2006, we plan to fully remediate this material weakness by implementing additional review and validation procedures over contract review and revenue recognition. The remedial measures will include adoption of formal procedures whereby all contracts are independently reviewed by a Contract Review Committee comprised of key members of our management and finance teams for identification of any complex accounting issues and adoption of a process performed by the Contract Review Committee to formally validate and approve the preliminary conclusions reached by our accounting staff regarding the proper treatment of these issues.

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

On May 18, 2005, we initiated suit in the United States District Court for the Western District of Tennessee against our customer Warren for Warren’s alleged anticipated breach of contract. In the suit, we contended that a contract we entered into with former customer Coastal Unilube was assigned to Warren by Coastal and that Warren was therefore bound by the contract until at least December 31, 2007. Warren, however, had indicated to us that it intended to stop purchasing from us before the December 2007 date. In March 2006 we obtained an injunction against Warren, requiring them to continue purchasing from us according to the contract until a trial on the matter. The parties then engaged in settlement discussions, and a mutually agreeable settlement was finalized in October 2006. As part of that settlement, Warren has agreed to pay us $4.9 million dollars in installments through December 10, 2007 and continue purchasing from us at a lesser volume until December 31, 2008.

ITEM 1A. RISK FACTORS

The following risk factors have been updated from their original presentation in Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2005 for changes since the filing of that report.

We have substantial leverage, which may affect our ability to use funds for other purposes.

We have a substantial amount of outstanding indebtedness. A substantial portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness, which will reduce funds available to us for other purposes, including capital expenditures. We also carry a higher degree of leverage than some of our competitors, which could place us at a disadvantage to some of our competitors in certain circumstances. If we were to experience poor financial and operational results, the combination of the poor performance and our substantial leverage might create difficulties in complying with the covenants contained in our senior credit facility and indentures. The failure to comply with such covenants in our indentures could result in an event of default under those agreements, thereby permitting an acceleration of such indebtedness as well as indebtedness under other instruments that contain cross-default or cross-acceleration provisions. As of December 31, 2005, events of default existed under our senior credit facility due to our failure to comply with certain covenants contained therein, as described in Notes 18 and 19 to our consolidated financial statements for the fiscal year ended December 31, 2005. On October 13, 2006, we secured a wavier for the events of default.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our senior subordinated notes and our senior secured discount notes, which we refer to together as the notes, and our other indebtedness. Due to the existence of certain events of default under our senior credit agreements as of December 31, 2005, we were not able to borrow additional funds under the revolver. On October 13, 2006, we secured a wavier for the events of default and therefore, we may borrow additional debt under our senior credit facility, increasing the risks discussed below. Our substantial leverage could have significant consequences including:

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

These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, our other indebtedness and our senior credit facility contain other and more restrictive covenants that prohibit us from prepaying our other indebtedness, including the notes. Our senior credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under our senior credit facility and any of our other indebtedness that may be cross-defaulted to such indebtedness, including the notes. Upon the occurrence of an event of default under our senior credit facility or such other indebtedness, the lenders or holders of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If these lenders accelerate the payment of that indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and any other debt, including the notes. As of December 31, 2005, events of default existed under our senior credit facility due to our failure to comply with certain covenants contained therein, as described in Notes 18 and 19 to our consolidated financial statements for the fiscal year ended December 31, 2005. On October 13, 2006, we secured a wavier for the events of default.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The restatement of our financial statements, discussed in Note 18 to the condensed consolidated financial statements, has caused events of default under our senior credit facility, due in part to (a) provisions requiring us to maintain our financial statements in accordance with GAAP and (b) noncompliance in two quarters of 2005 with financial covenants based on the restatement of our financial statements. We secured a waiver for these events of non-compliance as of October 13, 2006, as discussed in Note 20 to the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective November 6, 2006, Ronald H. Klein, an appointee of Franklin Plastics, Inc., resigned from the Management Committee of Holdings. On the same date, Franklin Plastics, Inc. appointed Edward F. Fugger, Jr. to the Management Committee.

Mr. Fugger has served as Vice President, Corporate Development of Dean Foods since February 2004. Prior to joining Dean Foods, Mr. Fugger served as a Managing Director at Bear, Stearns & Co. Inc. Mr. Fugger joined Bear Stearns’ Investment Banking Division in 1996 and held various positions of increasing responsibility while working across industries on mergers and acquisitions and debt and equity offerings. Mr. Fugger received a B.B.A. in Accounting from Texas A&M University and an M.B.A. from Harvard Business School.

In the fourth quarter of this year, the compensation committee of Holding’s management committee approved an allocation of the final 3% of Bonus Pool-A of the Long-Term Incentive Plan to those Bonus Pool-A participants who are currently employed with the Company. This 3% became available for allocation as a result of awards partially forfeited by former employees of the Company upon their termination of employment.

ITEM 6. EXHIBITS

Exhibit No.		Description of Exhibits

10.1		Settlement Agreement among Consolidated Container Holdings LLC, Consolidated Container Company LP and Dean Foods Company dated August 22, 2006.

10.2		Joinder to Settlement Agreement among Consolidated Container Holdings LLC, Consolidated Container Company LLC, Consolidated Container Company LP and Dean Foods Company dated August 25, 2006.

10.3	*	Purchase Agreement by and between Dean Dairy Holdings, LLC and Suiza Dairy Group, LLC, and Consolidated Container Company LP dated August 15, 2006.

10.4		Form of Advance Payment under 2006 Consolidated Container Holdings LLC Long-Term Incentive Plan.

31.1		Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted subject to a confidential treatment request with the SEC, and have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2006	CONSOLIDATED CONTAINER COMPANY LLC (Registrant)

	By:	/S/ JEFFREY M. GREENE
Jeffrey M. Greene President, Chief Executive Officer, and Manager

	By:	/S/ RICHARD P. SEHRING
Richard P. Sehring Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

10.1		Settlement Agreement among Consolidated Container Holdings LLC, Consolidated Container Company LP and Dean Foods Company dated August 22, 2006.

10.2		Joinder to Settlement Agreement among Consolidated Container Holdings LLC, Consolidated Container Company LLC, Consolidated Container Company LP and Dean Foods Company dated August 25, 2006.

10.3	*	Purchase Agreement by and between Dean Dairy Holdings, LLC and Suiza Dairy Group, LLC, and Consolidated Container Company LP dated August 15, 2006.

10.4		Form of Advance Payment under 2006 Consolidated Container Holdings LLC Long-Term Incentive Plan.

31.1		Statement of Chief Executive Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Statement of Chief Financial Officer of Consolidated Container Company LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted subject to a confidential treatment request with the SEC, and have been filed separately with the SEC.